Form 10-Q
period 2021-09-30
Semper Paratus Acquisition Corp
filed 2021-12-17
CIK 1860871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-41002

SEMPER PARATUS ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

767 Third Avenue,38th Floor New York, New York 10017
(Address of Principal Executive Offices, including zip code)

(646) 807-8832
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one Redeemable Warrant	LGSTU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share, included as part of the Units	LGST	The Nasdaq Stock Market LLC
Redeemable Warrants, each exercisable for one Class A ordinary share for $11.50 per share, included as part of the Units	LGSTW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of December 17, 2021 there were 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 11,983,333 shares of Class B common stock, $0.0001 par value per share, issued and outstanding.

SEMPER PARATUS ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Balance Sheet as of September 30, 2021	1
	Condensed Statements of Operations for the three months ended September 30, 2021, and for the period April 21, 2021 (inception) through September 30, 2021	2
	Condensed Statement of Changes in Shareholder’s Equity for the period April 21, 2021 (inception) through September 30, 2021	3
	Condensed Statement of Cash Flows for the period April 21, 2021 (inception) through September 30, 2021	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Control and Procedures	18
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	21
SIGNATURES		22

i

Item 1. Financial Statements

SEMPER PARATUS ACQUISITION CORPORATION

CONDENSED BALANCE SHEET (UNAUDITED)

September 30, 2021

ASSETS
OTHER ASSETS
Deferred offering costs	$166,789
Total other assets	166,789

TOTAL ASSETS	$166,789

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$929
Accrued offering costs	70,740
Note payable - related party	81,534

Total current liabilities	153,203

TOTAL LIABILITIES	$153,203

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDER’S EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	$—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 11,983,333 issued and outstanding(1)(2)	1,198
Additional paid-in capital	23,802

Accumulated deficit	(11,414)

TOTAL SHAREHOLDER’S EQUITY	13,586

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$166,789
(1)

This number includes an aggregate of up to 1,530,000 shares of Class B ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter (see Note 5).

(2)	Shares have been retroactively adjusted to reflect the recapitalization of the Company in the form of a 0.0195 -for-1 share dividend (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months	For the period April 21,
	ended September 30,	2021 (inception)
	2021	through September 30, 2021
EXPENSES
General and administrative expenses	$115	$11,414

Total expenses	115	11,414

NET LOSS	(115)	(11,414)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED (1)(2)	10,320,290	10,320,290

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)
(1)

This number includes an aggregate of up to 1,530,000 shares of Class B ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter (see Note 5).

(2)	Shares have been retroactively adjusted to reflect the recapitalization of the Company in the form of a 0.0195 -for-1 share dividend (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (UNAUDITED)

For the period April 21, 2021 (inception) through September 30, 2021

	Ordinary shares
	Class A		Class B				Total
					Additional	Accumulated	shareholder’s
	Shares	Amount	Shares	Amount	paid-in capital	deficit	Equity
Balance, April 21, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1) (2)	—	—	11,983,333	1,198	23,802	—	25,000

Net loss	—	—	—	—	—	(6,983)	(6,983)

Balance, April 30, 2021	—	$—	11,983,333	$1,198	$23,802	$(6,983)	$18,017

Net loss	—	—	—	—	—	(4,431)	(4,431)

Balance, September 30, 2021	—	$—	11,983,333	$1,198	$23,802	$(11,414)	$13,586
(1)

This number includes an aggregate of up to 1,530,000 shares of Class B ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter (see Note 5).

(2)	Shares have been retroactively adjusted to reflect the recapitalization of the Company in the form of a 0.0195 -for-1 share dividend (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

For the period April 21, 2021 (inception) through September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,414)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by affiliate	10,485

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	929
Net cash flows used in operating activities	—

NET CHANGE IN CASH	—

CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$—
Supplemental disclosure of noncash activities:
Payment of deferred offering costs by note payable - related party	$71,049
Deferred offering costs included in accrued offering costs	70,740
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B ordinary shares	25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note 1 — Description of Organization, Business Operations and Liquidity

Semper Paratus Acquisition Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on April 21, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on November 3, 2021. On November 8, 2021, the Company consummated the IPO of 30,000,000 units (“Units”) with respect to the ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $300,000,000, which is discussed in Note 3. The company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 1,450,000 private placement units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Semper Paratus Sponsor LLC (the “Sponsor”) and underwriter Cantor Fitzgerald & Co. (“Cantor”) generating gross proceeds of $14,500,000 which is described in Note 4.

Offering costs for the IPO amounted to $21,266,594, consisting of $6,000,000 of underwriting fees, $14,700,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $566,594 of other costs. As described in Note 6, the $14,700,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by February 8, 2023, subject to the terms of the underwriting agreement.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 4,500,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $45,000,000 and incurring additional offering costs of $2,700,000 in underwriting fees all of which are deferred until completion of the Company’s Business Combination. Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 90,000 Private Placement Units to the Sponsor, generating gross proceeds of $900,000.

Following the closing of the IPO, $351,900,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Units was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s warrants.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (the “Memorandum and Articles of Association”). In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of ordinary shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “Initial Shareholders”) have agreed not to propose an amendment to the Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by February 8, 2023, 15 months from the closing of the IPO (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Management’s Plan

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of these financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses of approximately $380,000 was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that these financial statements were issued, and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its Initial Public Offering as filed with the SEC on November 5, 2021 as well as the Company’s Current Report on Form 8-K, as filed with the SEC on November 8, 2021. The interim results for the three months ended September 30, 2021 and for the period April 21, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year end December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an emerging growth company as defined in Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period excluding shares subject to forfeiture. Weighted average shares includes an aggregate of 1,530,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, IPO occurred underwriting fees and other costs incurred through the balance sheet date that are directly related to the Public Offering and that will be charged to shareholder’s equity upon the completion of the Public Offering.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021, the Company has not experienced losses on these accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP stablishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of November 8, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from April 21, 2021 (inception) through September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Class A common stock subject to possible redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt — debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on April 21, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Note 3 — Initial Public Offering

Pursuant to the IPO, the Company sold 34,500,000 units at a price of $10.00 per Unit. Each Unit consists of one ordinary share (such ordinary shares included in the Units being offered, the “Public Shares”), and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Private Placement

On November 8, 2021, simultaneously with the consummation of the IPO and the underwriters’ exercise of their over-allotment option, the Company consummated the issuance and sale (“Private Placement”) of 1,450,000 units (the “Private Placement Units”) in a private placement transaction at a price of $10.00 per Placement Unit, generating gross proceeds of $14,500,000. The Private Placement Units were purchased by Cantor (150,000 Units) and the Sponsor (1,300,000 Units). Each Private Placement Unit consisted of one Placement Share and one-half of a redeemable warrant (“Placement Warrant”). Each whole Placement Warrant will be exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will be worthless.

Note 5 — Related Party Transactions

Founder Shares

Our Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 8,625,000 Class B ordinary shares (the “Founder Shares”) which were issued on April 22, 2021. In August 2021, the Company effectuated a dividend of approximately 0.3628 shares for each outstanding Class B ordinary share resulting in an aggregate of 11,754,150 Class B ordinary shares outstanding. On October 1, 2021, the Company effectuated a dividend of approximately 0.0195 shares for each outstanding Class B ordinary share resulting in an aggregate of 11,983,333 Class B Founder shares outstanding (up to 1,530,000 of which are subject to forfeiture if the underwriters’ over-allotment option is not exercised in full). The Founder Shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions. The initial shareholders had agreed to forfeit up to 1,530,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. Since the underwriters’ exercised the over-allotment option in full, no Founder Shares are subject to forfeiture.

The initial shareholders will agree, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Loans

On April 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. As of September 30, 2021, $81,534 on the Note was outstanding. Subsequent to September 30, 2021 the Note was repaid in full.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the final prospectus, the Company will agree to pay the Sponsor a total of $10,000 per month for office space and administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. No amounts have been paid under this arrangement as of September 30, 2021.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Units (including the underlying securities), and securities that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights pursuant to a registration rights agreement signed upon consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the IPO to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On November 5, 2021, the underwriters elected to fully exercise the over-allotment option purchasing 4,500,000 Units.

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $6,000,000 in the aggregate at the closing of the IPO. The underwriters have agreed to defer the cash underwriting discount of $0.20 per share related to the over-allotment to be paid at Business Combination ($900,000 in the aggregate). In addition, the underwriters are entitled to a deferred underwriting commissions of $0.40 per unit, or $13,800,000 from the closing of the IPO. The total deferred fee is $14,700,000 consisting of the $13,800,000 deferred portion and the $900,000 cash discount agreed to be deferred until Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Shareholders’ Equity

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share of Class B ordinary shares. As of September 30, 2021, there were 11,983,333 Class B ordinary shares outstanding none of which are subject to forfeiture since the underwriters’ over-allotment option was exercised in full.

Prior to our initial Business Combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors. Holders of our Class A ordinary shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of a majority of our Class B ordinary shares may remove a member of the board of directors for any reason. These provisions of our Memorandum and Articles of Association may only be amended by a special resolution passed by not less than 90% of our ordinary share shareholders who attend and vote at our general meeting. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial Business Combination, except as required by law, holders of our Class B ordinary shares and holders of our Class A ordinary shares will vote together as a single class, with each share entitling the holder to one vote.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 25% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preferred shares issued or outstanding.

Public Warrants

The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination and (ii) one year from the closing of the Initial Public Offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such Class A ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption;
●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period commencing at any time after the warrants become exercisable and ending on the third business day prior to the notice of redemption to warrant holders; and if, and only if, there is a current registration statement in effect with respect to the Class A ordinary shares underlying the warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The Private Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Warrants and the Class A ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The exercise price and number of Class A ordinary shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extra Class A Ordinary dividend or our recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of Class A ordinary shares at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional Class A ordinary shares or equity-linked securities.

Note 8 — Warrant Liabilities

The Company accounts for the 725,000 Private Placement Warrants issued after September 30, 2021, in accordance with the guidance contained in ASC 815-40 due to the fact the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferee. Such guidance provides that, based on these features, the Private Placement Warrants do not meet the criteria for equity treatment thereunder, and each such warrant must be recorded as a liability. Accordingly, the Company will classify each Private Placement Warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company has determined the Public Warrants do not contain such features, and accordingly will be accounted for as equity and are not subject to subsequent remeasurement.

Note 9 — Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before the financial statements are issued or are available to be issued. These events and transactions either provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing the financial statements (that is, recognized subsequent events), or provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, non-recognized subsequent events).

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date these financial statements were available to be issued. Based on this review, other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in these financial statements.

Following the closing of the IPO on November 8, 2021, an amount of $351,900,000 from the net proceeds of the sale of the Units in the IPO and the Private Placement was placed in the Trust Account.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Semper Paratus Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Semper Paratus Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Semper Paratus Acquisition Corporation was incorporated as a Cayman Islands exempted company on April 21, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet identified (a “Business Combination”).

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation and the initial public offering (the “IPO”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).

For the three months ended September 30, 2021 and for the period April 21, 2021 (inception) through September 30, 2021, we had a net loss of $115 and $11,414, respectively, which consisted of general and administrative expenses.

Liquidity and Capital Resources

The Registration Statement on Form S-1, as amended (the “Registration Statement”), for the Company’s IPO was declared effective on November 3, 2021. On November 8, 2021, the Company consummated the IPO of 30,000,000 units (“Units”) with respect to the ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $300,000,000, which is discussed in Note 3. The company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 1,450,000 private placement units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Semper Paratus Sponsor LLC (the “Sponsor”) and underwriter Cantor Fitzgerald & Co. (“Cantor”) generating gross proceeds of $14,500,000.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 4,500,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $45,000,000 and incurring additional offering costs of $2,700,000 in underwriting fees all of which is deferred until completion of the Company’s Business Combination. Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 90,000 Private Placement Units to the Sponsor, generating gross proceeds of $900,000.

Following the closing of the IPO, $351,900,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Units was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriter is entitled to deferred underwriting commissions of $14,700,000 in the aggregate, consisting of $13,800,000 deferred underwriting commissions, and $900,000 cash underwriting discount agreed to be deferred until Business Combination. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the Private Placement Warrants included in Private Placement Units and the redeemable warrants (the “Public Warrants”) that were included in units issued by the Company in its Initial Public Offering (collectively, the “Warrants”) in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the Private Placement Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Placement Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change.

Common stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.  The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds to be held in the Trust Account at the time of the IPO will be invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus, as amended, for our IPO filed with the SEC on November 5, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on November 5, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities in the IPO were registered under the Securities Act on a registration statement on Form S-1. The Registration Statement on Form S-1, as amended (the “Registration Statement”), for the Company’s IPO was declared effective on November 3, 2021. On November 8, 2021, the Company consummated the IPO of 30,000,000 units (“Units”) with respect to the ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $300,000,000.

Simultaneously with the closing of the IPO, the Company consummated the sale of 1,450,000 private placement units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Semper Paratus Sponsor LLC (the “Sponsor”) and underwriter Cantor Fitzgerald & Co. (“Cantor”) generating gross proceeds of $14,500,000 which is described in Note 4.

Offering costs for the IPO amounted to $21,266,594, consisting of $6,000,000 of underwriting fees, $14,700,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $566,594 of other costs. As described in Note 6, the $14,700,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by February 8, 2023, subject to the terms of the underwriting agreement.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 4,500,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $45,000,000 and incurring additional offering costs of $2,700,000 in underwriting fees all of which is deferred until completion of the Company’s Business Combination. Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 90,000 Private Placement Units to the Sponsor, generating gross proceeds of $900,000.

Following the closing of the IPO, $351,900,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Units were placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated November 3, 2021 by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated November 3, 2021, by and among the Company, its officers, its directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration and Shareholder Rights Agreement, dated November 3, 2021, by and between the Company, the Sponsor and Cantor Fitzgerald & Co. (1)
10.4	Private Placement Units Purchase Agreement, dated November 3, 2021, by and between the Company and the Sponsor. (1)
10.5	Unit Subscription Agreement, dated November 3, 2021, by and between the Company and Cantor Fitzgerald & Co. (1)
10.6	Form of Indemnity Agreement, dated November 3, 2021, by and among the Company and each of the directors and officers of the Company. (1)
10.7	Administrative Support Agreement, dated November 3, 2021, by and between the Company and the Sponsor. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 8, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPER PARATUS ACQUISITION CORPORATION

Date: December 17, 2021	By:	/s/ B. Ben Baldanza
	Name:	B. Ben Baldanza
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 17, 2021	By:	/s/ Philippe J. Kurzweil
	Name:	Philippe J. Kurzweil
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)