Form 10-K
period 2021-12-31
Semper Paratus Acquisition Corp
filed 2022-04-01
CIK 1860871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-41002

Semper Paratus Acquisition Corporation
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

767 Third Avenue, 38th Floor New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 807-8832

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one Redeemable Warrant	LGSTU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share, included as part of the Units	LGST	The Nasdaq Stock Market LLC
Redeemable Warrants, each exercisable for one Class A ordinary share for $11.50 per share, included as part of the Units	LGSTW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Auditor PCAOB ID Number: 688	Auditor Name: Marcum LLP	Auditor Location: New York, New York

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021. The registrant’s units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant, began trading on The Nasdaq Global Market on November 3, 2021. Commencing January 3, 2022, holders of the units were permitted to elect to separately trade the Class A ordinary shares and warrants included in the units.

As of March 31, 2022, there were 35,950,000 Class A ordinary shares, par value $0.0001 per share, and 11,983,333 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association adopted on November 3, 2021;
●	“board of directors” or “board” are to the board of directors of the Company;
●	“Cantor” or the “representative” are to Cantor Fitzgerald & Co., the representative of the underwriters in our initial public offering;
●	“Companies Act” are to the Companies Act (2021 Revision) of the Cayman Islands as the same may be amended from time to time;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Extension Period” are to any extended time that we have to consummate a business combination beyond February 8, 2023 as a result of a shareholder vote to amend our amended and restated memorandum and articles of association;
●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“initial business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on November 8, 2021;
●	“initial shareholders” are to the holders of our founder shares immediately prior to our initial public offering;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;
●	“management” or our “management team” are to our officers and directors;
●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;
●	“Nasdaq” are to the Nasdaq Global Market;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“placement shares” are to the 1,450,000 Class A ordinary shares included within the placement units purchased separately by our sponsor and Cantor in the private placement;
●	“placement units” are to the units issued to our sponsor and Cantor in a private placement simultaneously with the closing of our initial public offering;
●	“placement warrants” are to redeemable warrants to purchase an aggregate of 725,000 of our Class A ordinary shares included within the placement units purchased separately by our sponsor and Cantor in the private placement;
●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchase public shares; provided that our initial shareholders’ status as a “public shareholder” will only exist with respect to such public shares;
●	“public warrants” are to our warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor” is to Semper Paratus Sponsor LLC, a Delaware limited liability company; and
●	“trust account” are to the trust account in which an amount of $351,900,000 ($10.20 per unit) from the net proceeds of the sale of the units and a portion of the placement units in the initial public offering was placed following the closing of our initial public offering;
●	“units” are to the units sold in our initial public offering, which consist of one Class A ordinary share and one-half of one redeemable warrant;
●	“warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market) and the private placement warrants; and
●	“we,” “us,” “our,” “Company” or “our company” are to Semper Paratus Acquisition Corporation, a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated on April 21, 2021 as an exempted company in the Cayman Islands and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. To date, our efforts have been limited to organizational activities related to our initial public offering and our search for a suitable target for a potential business combination. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination.

While we may pursue an initial business combination with a company in any business, industry, sector or geographic location, we are concentrating our efforts on pursuing an acquisition opportunity in the transportation, supply chain and logistics industry in any stage of the target’s corporate evolution. Traditional and next-generation supply chain solutions, physical or digital, are driving essential changes across end markets as business leaders around the world navigate unprecedented supply chain disruption caused by the COVID-19 pandemic. We seek to capitalize on our management team’s extensive experience in our target sectors, along with their valuable networks of seasoned venture capital and private equity investors, veteran operational partners and others to identify these unique acquisition opportunities. Our management team has a distinguished history of accomplishments across a broad spectrum of subsectors within the transportation, supply chain, and logistics industry, growing businesses into industry-leading enterprises by structurally improving their strategic position, growth trajectory and profitability. Our board of directors also has a significant track record in our target sectors and expertise in corporate strategy, technological innovation and operational enhancement. Their knowledge enhances the management team’s perspective as we evaluate potential initial business combinations and we expect will support the target’s management after completing an initial business combination, to the extent they remain on our board following the completion of our initial business combination.

Initial Public Offering

On November 8, 2021, we consummated our initial public offering of 34,500,000 units. Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $345,000,000. Prior to the closing of our initial public offering, the underwriters for our initial public offering exercised their over-allotment option in full.

Simultaneously with the closing of our initial public offering, we completed the private sale of an aggregate of 1,450,000 units (1,300,000 units to our sponsor and 150,000 units to Cantor) at a purchase price of $10.00 per unit, generating gross proceeds to the Company of $14,500,000.

A total of $351,900,000, comprised of the proceeds from the initial public offering after offering expenses and a portion of the proceeds of the sale of the private placement units, was placed in the trust account maintained by Continental, acting as trustee.

We must complete our initial business combination by February 8, 2023 (or by the end of any Extension Period). If our initial business combination is not consummated by February 8, 2023 (or by the end of any Extension Period if we extend the period of time to consummate a business combination), then our existence will terminate, and we will distribute all amounts in the trust account.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, No law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

Our Management Team

Our management team is led by Richard N. Peretz, our Executive Chairman, Hooman Yazhari, our Vice Chairman, Ben Baldanza, our Chief Executive Officer, Jeff Rogers, our President, and Philippe J. Kurzweil, our Chief Financial Officer. The team has significant operational and transactional experience, primarily in the transportation, mobility and supply chain management industries. We believe our management team has complementary skills and deep operational experience relevant to our target industries with a strong history of working productively and creatively with stakeholders and labor groups, which represent a prominent and sustainable competitive advantage. Enriching this differentiated characteristic is management’s well-connected network, extending from leadership of the largest industrial and transportation enterprises to founders at early-stage technology ventures across our target markets as well as consultants, private equity and venture capital firms, and more. Our team is a flat, consensus-driven organization with a focus on seeking business combination opportunities that we hope will meaningfully benefit from accessing capital via the public market and more importantly, have the potential to become a world-class, industry leading organization with help from the wide-ranging set of competencies of our officers and directors.

Industry Opportunity

The COVID-19 pandemic has significantly challenged the resilience of global supply chains, putting a signification portion of global companies’ earnings and cash flows at risk. We believe that the pandemic has highlighted the urgency and significance of supply chain innovations, as company executives seek to instill flexibility into their logistics networks and deliver productivity improvements. We believe companies must recognize the fundamental shifts in how customers spend and how transportation and logistics infrastructures should operate differently to meet customer expectations and foster trust and loyalty. The global logistics industry was worth $5.819 trillion in 2020 and is projected to grow at a 4.7% compound annual growth rate from 2020 to 2024 according to Transport Intelligence.1 Multiple macroeconomic trends, such as the globalization of trade, acceleration of e-commerce adoption, rise of Internet-of-Things (IoT) enabled devices, focus on energy efficiency/carbon footprint and emergence of specialty outsourced transportation and logistics providers, are expected to be the driving force of market growth for logistics services providers.

The e-commerce industry relies on exceptionally competent logistics services to manage its supply chains and meet its consumer promises. Since the onset of the COVID-19 pandemic, widespread stay-at-home orders and concerns over the virus compressed 10 years of adoption of e-commerce into three months, according to McKinsey. The impact of this acceleration is significant to both business-to-business (B2B) and business-to-consumer (B2C) enterprises. As companies prepare for this structural uplift and large influx of online traffic, new technologies and operation innovations are strategically imperative for navigating fulfillment challenges and associated reverse logistics volume.

As global supply chains become increasingly integrated, innovations around logistics automation, big data analytics, and network optimization have gained traction across the industry. Interoperability is playing an increasingly critical role for service providers today. We believe that companies view digital interoperability, through data analytics and information exchanges, as the key enabler of the next-generation supply chain. We believe logistics of tomorrow will heavily rely upon artificial intelligence, autonomous systems, and digitalization to help connect and coordinate for improved visibility, productivity, and predictability. We also believe logistics management via multi-modal transport requires handovers between stakeholders and numerous document exchanges. As global trade volume grows, we anticipate that demand for faster processing and communication across electronic interfaces will follow. We believe that digitally-enabled supply chains can provide real-time tracking of shipments, delivery time prediction, and much higher automation-enabled throughput. In order to remain competitive, we believe transportation service providers must embrace and adopt digital transformation to deliver expected business results.

We source our potential combination opportunities by proactively approaching our extensive network of contacts, including private equity and venture capital sponsors, executives of public and private companies, merger and acquisition advisory firms, investment banks, capital markets desks, lenders and other financial intermediaries. We believe the prior operational and investment experience of our team gives us a competitive advantage when accessing potential initial business combination opportunities. Collectively, our management team and directors have extensive experience in the following areas:

●	Broad experience in both the public and private companies over the last three decades providing guidance on managing a wide range of challenges, including strategy, operations, finance, marketing and regulatory affairs.

1 Converted to USD from €5.275 trillion at a rate of 1:1.1031 as of March 24, 2022.

●	Established networks across the global transportation, supply chain and logistics sectors providing a deep sourcing network and due diligence acumen.
●	Extensive operating and investing experience and a strong track record of creating shareholder value, with clear focus on operations and organizational alignment with management for progressive growth.
●	Scaling companies with compelling competitive moats and unit economics models through organic and acquisition-based strategic investments.
●	Ability to attract, assess and develop talented, high performing and resilient management teams, with an emphasis on mentoring and values-based leadership, excellence and integrity.

Following the completion of our initial public offering, we began the process of communicating with the network of relationships of our management team and their affiliates to articulate the parameters for our search for a potential initial business combination target and began the process of pursuing and reviewing potential opportunities.

Our Acquisition Criteria

Consistent with our business strategy, we identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our acquisition opportunities. We use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our acquisition with a target business that does not meet any or all of these criteria and guidelines.

●	Asset or Non-Asset Based Companies: Innovative companies with unique assets or intellectual property, disruptive platforms and product offerings, will be at the forefront of our evaluation process. Our management team and our board have extensive operational, commercial and transactional experience with technology-driven companies in our target sectors, and we use these skills to identify market leaders;
●	Defensible Forward Looking Business Model: Companies exposed to attractive trends in an emerging space that will continue to evolve in a post-COVID world, with differentiated technology aimed at solving critical challenges in their areas of focus, efficiency, customer experience and sustainability;
●	Scalable Business with Opportunity to Produce Attractive Financial Returns: Marketability to support significant growth while also driving margin expansion through technological or operational advancements;
●	Significant Opportunity for Near-and Long-Term Growth: Fundamentally sound business that is underperforming its full potential and can benefit from applications and use of modern technology and tools, which can be leveraged in novel and transformative ways;
●	Capable and Creative Management Team. Qualified leadership team that is open to mentorship, with a demonstrated track record of driving organic revenue growth and margin improvement;
●	Partnership Approach: Companies that will benefit from our management team’s knowledge of industry dynamics, proven collection of operational strategies and tools, access to capital and relationships with key players in target industries and ability to rapidly scale businesses; and
●	Value Proposition as a Public Company: Companies that will benefit from being publicly traded and having access to the public capital markets, enhancing its ability to pursue accretive acquisitions, high- return capital projects, and/or strengthen its balance sheet.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet any or all of the above criteria and guidelines, we intend to disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in our prospectus dated November 3, 2021, would be in the form of proxy solicitation or tender offer materials that we would file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we conduct a comprehensive due diligence review. That due diligence review may include, among other things, financial statement analysis, document reviews, meetings with the target’s management and other employees, consultations with relevant industry experts, competitors, customers and suppliers, as well as a review of additional information that we will seek to obtain as part of our analysis of a target company.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor or a member of our management team. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor or a member of our management team, we, or a committee of independent and disinterested directors, intend to obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Certain of our directors and officers presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities.

Initial Business Combination

So long as our securities are then listed on the Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. Our board of directors intends to make the determination as to fair market value of our initial business combination. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board of directors is less familiar or experienced with the target business, there is a significant amount of uncertainty as to the value of the target’s assets or prospects, including if such target is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. If our board of directors is unable to independently determine the fair market value of the target business or businesses, we intend to obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. Unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion. We have also agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, which we refer to as the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. If our securities are not then listed on the Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by enhancing a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds makes us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company”, as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the last business day of the preceding second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the last business day of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the last business day of that year’s second fiscal quarter.

Until the completion of our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors. As a result, the Nasdaq will consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We have not utilized these exemptions and have complied with the corporate governance requirements of the Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, our shareholders will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Financial Position

With funds available for a business combination initially in the amount of $337,200,000, after payment of the expenses of our initial public offering and $14,700,000 of deferred underwriting commissions), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the placement units, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a specified future issuance), and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement units, and in such circumstance we will be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

We have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business, other than our officers and directors. Accordingly, there is no current basis for investors in our initial public offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

Sources of Target Businesses

We utilize the network and industry experience of our management team in seeking an initial business combination and employing our acquisition strategy. Over the course of their careers, the members of our management team and their affiliates have developed a broad network of contacts and corporate relationships that we believe serves as a robust source of acquisition opportunities and a competitive strength. This network has been developed through our management team’s:

●	extensive experience in sourcing, structuring, acquiring, operating, integrating, developing, growing, financing and selling businesses;
●	significant experience in providing financial advice across a range of sectors, setting and changing strategies and identifying, monitoring and recruiting world-class talent;
●	deep relationships with sellers, financing providers and target management teams;
●	experience negotiating transactions favorable to investors;
●	experience in executing transactions in a broad range of sectors under varying economic and financial market conditions; and
●	significant experience in analyzing company fundamentals and producing proprietary asset management research.

In addition, target business candidates may be brought to our attention by various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read our prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we may receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. There will be no finder’s fees, reimbursements or cash payments made by us to our sponsor, our management team or their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which have been or will be made from the portion of the proceeds of our initial public offering and the sale of placement units, in each case held in the trust account, prior to the completion of our initial business combination:

●	the repayment of a promissory note in an aggregate principal amount of up to $300,000 made to us by our sponsor to cover offering-related and organizational expenses;
●	payments of $10,000 per month to an affiliate of our sponsor for office space and administrative and support services;
●	reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination;
●	repayment of loans in the future may be, made by our sponsor or an affiliate of our sponsor to finance transaction costs in connection with an initial business combination. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the placement units. Except for the foregoing, the terms of such additional loans, if any, have not been determined and no written agreements exist with respect to such loans.

In addition, some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor or a member of our management team. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or a member of our management team, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, and due to such fiduciary or contractual obligations such officer or director may be required to present a business combination opportunity to such entity. Our management team is also not prohibited from sponsoring, investing or otherwise becoming involved with, any other special purpose acquisition companies, including in connection with their initial business combinations, prior to us completing our initial business combination. A special purpose acquisition company sponsored by an affiliate of our sponsor or with certain members of our management team also serving on its management team could pursue a business combination opportunity in the same or similar businesses or industries as us, the pursuit of which could create an actual or potential conflict of interest relating to what would otherwise be an opportunity for us. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers and a review of financial and other information about the target and its industry. We also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination. We have also agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

See “Our Acquisition Criteria,” “Our Acquisition Process” and “Initial Business Combination” for additional information regarding the contemplated evaluation of a target business and structuring of our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination as any future roles cannot be stated with certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under the Nasdaq listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);
●	any of our directors, officers or substantial security holder (as defined by the Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, management team, advisors or their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, management team, advisors or their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, management team, advisors or their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, management team and/or their respective affiliates may identify the shareholders with whom our sponsor, management team or their respective affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, management team, advisors or their respective affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, management team, advisors or their respective affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and are restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, management team and their respective affiliates are restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our initial shareholders and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 8, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. In addition, if accepting all properly submitted redemption requests in connection with an amendment we seek to make to our amended and restated memorandum and articles of association would cause our net tangible assets to be less than $5,000,001, we would not proceed with the amendment or the related redemption of our public shares at such time.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and share purchases would not typically require shareholder approval, while direct mergers with our company and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with the Nasdaq rules.

If we hold a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association: conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and who vote at a quorate general meeting of the company. In such case, our initial shareholders and each member of our management team have agreed to vote their founder shares, public shares, and placement shares in favor of our initial business combination. As a result, in addition to shares held by our initial shareholders and members of our management team, we would need 10,683,334 shares, or 30.1% of the 34,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. However, assuming only the minimum number of shares representing a quorum (23,966,677 shares or a majority of our issued and outstanding shares) are voted, no affirmative votes from other public shareholders would be required to approve our initial business combination because our initial shareholders own 13,283,333 shares in the aggregate (including 11,983,333 founder shares and 1,300,000 placement shares), which number exceeds the 11,983,334 votes (representing a majority of the 23,966,667 shares present and voting) needed to approve the initial business combination.

Our initial shareholders and Cantor own an aggregate of 13,433,333 shares, or 28.0% of our issued and outstanding shares, including 11,983,333 founder shares and 1,300,000 placement shares held by our initial shareholders and 150,000 placement shares held by Cantor. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our initial shareholders and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of an initial business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination if we Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as “Excess Shares”, without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us, our sponsor or our management team to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management team at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name”, will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The DWAC System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target by February 8, 2023 (or until the end of any Extension Period).

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have until February 8, 2023 (or until the end of any Extension Period) to consummate an initial business combination. If we have not consummated an initial business combination by February 8, 2023 or by the end of any Extension Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by February 8, 2023 or by the end of any Extension Period. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our initial shareholders and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares (but will retain such rights for any public shares) they hold if we fail to consummate an initial business combination by February 8, 2023 or by the end of any Extension Period (although the initial shareholders, and each member of our management team will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our initial shareholders and each member of our management team have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 8, 2023 or by the end of any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our initial shareholders, any member of our management team or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,100,000 held outside the trust account, together with up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.20. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that such parties will execute such agreements or, even if such parties execute such agreements, that such parties would be prevented from bringing claims against the trust account for, among other things, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, the underwriters of our initial public offering and our independent registered public accounting firm have not executed agreements with us waiving such claims to the monies held in the trust account. Further, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by (A) a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or (B) a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers, directors or other affiliates will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. Recourse against us and our sponsor will be limited as noted herein; there will not be any recourse against any of our affiliates other than sponsor as noted herein.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. However, there is no guarantee that such parties will execute such agreements or, even if such parties execute such agreements, that such parties would be prevented from bringing claims against the trust account for, among other things, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $1,100,000 following our initial public offering and the sale of the placement units with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.20 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by February 8, 2023 or by the end of any Extension Period, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 8, 2023 or by the end of any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by February 8, 2023 or by the end of any Extension Period with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess financial, technical, human and other resources greater than ours. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business.

Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Human Capital Management

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time our officers devote in any time period varies based on the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company”, as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the last business day of the preceding second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the last business day of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the last business day of that year’s second fiscal quarter.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;
●	our expectations around the performance of a prospective target business or businesses may not be realized;
●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;
●	we may not be able to obtain additional financing to complete our initial business combination or reduce number of shareholders requesting redemption;
●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;
●	trust account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities' may not develop and you will have limited liquidity and trading;
●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;
●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;
●	the Russian invasion of Ukraine may result in market volatility that could adversely affect our stock price and may impact our financial condition and search for a target company; and
●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated November 3, 2021.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently maintain our executive offices at 767 Third Avenue, 38th Floor, New York, New York 10017. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space and administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq under the symbols “LGSTU,” “LGST” and “LGSTW,” respectively. Our units commenced public trading on November 3, 2021, and our Class A ordinary shares and warrants commenced public trading separately on January 3, 2022.

(b) Holders

On March 1, 2022, there were three (3) holders of record of our units, one (1) holder of record of our Class A ordinary shares and one (1) holder of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

Simultaneously with the closing of our initial public offering, we completed the private sale of an aggregate of 1,450,000 units (1,300,000 units to our sponsor and 150,000 units to Cantor) at a purchase price of $10.00 per unit, generating gross proceeds to the Company of $14,500,000.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g) Use of Proceeds from the Initial Public Offering

On November 8, 2021, we consummated our initial public offering of 34,500,000 units. Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $345,000,000. Prior to the closing of our initial public offering, the underwriters for our initial public offering exercised their over-allotment option in full, which we announced in a press release issued on November 8, 2021.

A total of $351,900,000, comprised of the proceeds from the initial public offering after offering expenses and a portion of the proceeds of the sale of the private placement units, was placed in the trust account maintained by Continental, acting as trustee.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

All statements other than statements of historical fact included in this Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

Overview

We are a blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more target businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and the sale of the placement units that occurred simultaneously with the completion of our IPO, our ordinary shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Risks and Uncertainties

In February 2022, the Russian Federation commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation. The invasion of Ukraine may result in market volatility that could adversely affect our stock price. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the trust account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2021, we had a net loss of $28,745 which primarily consists of operating expenses of $181,421, offset by change in fair value of warrants $137,750 and interest earned on marketable securities held in the trust account of $15,806.

Liquidity and Going Concern

On November 8, 2021, we consummated the IPO of 30,000,000 units, at $10.00 per unit generating gross proceeds of $300,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 1,360,000 private placement units at a price of $10 per private placement unit in a private placement to the Company’s sponsor and Cantor generating gross proceeds of $13,600,000.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 4,500,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $45,000,000 and incurring additional offering costs of $2,700,000 in underwriting fees all of which are deferred until completion of the initial business combination. Simultaneously with the exercise of the overallotment, the Company consummated the private placement of an additional 90,000 placement units to the sponsor, generating gross proceeds of $900,000.

For the year ended December 31, 2021, cash used in operating activities was $713,825. Net Cash used in investing activities was $351,900,000 and Net cash provided by financing activities was $352,958,406 mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.

At December 31, 2021, we had cash and marketable securities held in the trust account of $351,915,805. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2021, we had cash of $344,581 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In addition, in order to finance transaction costs in connection with our initial business combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $6,000,000 in the aggregate at the closing of the IPO. The underwriters have agreed to defer the cash underwriting discount of $0.20 per share related to the over-allotment to be paid at Business Combination ($900,000 in the aggregate). In addition, the underwriters are entitled to a deferred underwriting commissions of $0.40 per unit, or $13,800,000 from the closing of the IPO. The total deferred fee is $14,700,000 consisting of the $13,800,000 deferred portion and the $900,000 cash discount agreed to be deferred until the completion of our initial business combination. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely if the Company completes our initial business combination, subject to the terms of the underwriting agreement.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own Class A common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in-capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

Net Loss per Ordinary Share

The Company has two classes of shares. Earnings and losses are shared pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary shares outstanding during the period, excluding shares of ordinary share subject to forfeiture by the sponsor. At December 31, 2021, the Company did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of ordinary share and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on April 21, 2021, with no impact upon adoption. The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-17 following Item 16, which comprise a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2021, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

It should also be noted that the CEO and CFO believe that our disclosure controls and procedures provide a reasonable assurance that they are effective, they do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Richard N. Peretz	60	Executive Chairman
Hooman Yazhari	49	Vice Chairman
Ben Baldanza	60	Chief Executive Officer
Jeff Rogers	59	President
Philippe J. Kurzweil	35	Chief Financial Officer and Secretary
Paul P. Jebely	41	Independent Director
Brad Stewart	45	Independent Director
Parizad Olver Parchi	42	Independent Director

The experience of our directors and executive officers is as follows:

Richard N. Peretz serves as Executive Chairman. Mr. Peretz currently serves on the Board of Directors for Tribe Capital Growth Corp. I and Tribe Capital Growth Corp. II, both special purpose acquisition companies, as well as for ELMS — Electric Last Mile, Inc., an EV company and is a director nominee for Altus Power, a clean energy C&I company. Mr. Peretz also serves as a venture partner for Playground Global, an early-stage investment firm. From 1981 to 2019, Mr. Peretz held a number of executive roles at United Parcel Service, Inc. (“UPS”) in US and Global operations as well as in Supply Chain Management. From 2015 to 2019, he served as Chief Financial Officer (CFO) and a member of the UPS Executive Leadership Team. The senior leadership team was responsible for the global company’s strategy and day to day operations in over 220 countries. Mr. Peretz oversaw all global financial operations and acted as senior liaison to the financial community. He spearheaded the move into technology-based operational capital investments and improved the capital structure along with the working capital for UPS. Prior to serving as CFO, Mr. Peretz was both the corporate Controller and Treasurer, leading all global M&A for UPS, overseeing nearly $3 billion in acquisitions globally in areas including healthcare logistics, truckload brokerage, business-to-business shipping and business-to-consumer shipping. Acquisitions at UPS included third-party logistics provider Coyote Logistics and healthcare logistics companies such as Marken, Polar Speed (UK), Poltraf (Poland), Cemelog (Hungary) and Pieffe Group (Italy). He helped strengthen UPS’s business-to-consumer portfolio with the acquisitions of iParcel (US) and Kiala (Europe). Mr. Peretz also helped expand the company’s international small package footprint in Turkey, Slovenia, Romania, South Korea, Vietnam and Costa Rica.

Mr. Peretz also served on the team responsible for taking UPS public in 1999, the largest IPO in U.S. history at the time. Mr. Peretz served as an investment committee member for the UPS Strategic Venture Fund. Previously, he was a member of the Board of Directors for First International Bancorp. Mr. Peretz holds a BBA in Accounting (1985) from the University of Texas in San Antonio and an MBA (1995) from the Goizueta Business School at Emory University. We believe Mr. Peretz is well qualified to serve as a member of our board of directors due to his extensive strategic, operational and management experience.

Hooman Yazhari serves as Vice Chairman. Mr. Yazhari is the Founder and CEO of Mobility Capital Group, an impact aligned investment manager providing credit-oriented capital for the next generation of enterprises and assets in mobility, logistics and transportation. Mr. Yazhari has served as an Independent Director of Voyager Aviation, a global aircraft lessor since 2017. He also has been a Co-Founder and Chairman of Beyond Capital Fund, an early stage and emerging market focused impact investment fund, since 2010. From February 2018 to March 2019, Mr. Yazhari served as Chief Executive Officer and a member of the Board of Directors of Waypoint Leasing, the largest independent global helicopter lessor and financier, where he led an operational and balance sheet restructuring and transformation and successful strategic sale of its operating assets and business, pursuant to a voluntary filing under Chapter 11 of the United States Bankruptcy Code, in March 2019. From 2015 to 2018, he served as General Counsel and Chief Administrative Officer for CHC Helicopter Corporation (“CHC”), a global helicopter services company, while taking on a leadership role in the operational and balance sheet restructuring and related turnaround, pursuant to a voluntary filing under Chapter 11 of the United States Bankruptcy Code. From 2012 to 2014, Mr. Yazhari served as General Counsel for International Lease Finance Corporation (“ILFC”), the largest global aircraft lessor, serving as part of the team that rebuilt and renewed the lessor after the global financial crisis and led it to a strategic sale. Mr. Yazhari previously served as an Independent Director of Speedcast Americas, Inc., a global telecommunication enterprise (2020-2021) and Vice Chairman and Lead Independent Director of Bristow Group, a global helicopter services company. Mr. Yazhari holds an LLM in Corporate and Commercial Law (1995) from the London School of Economics and Political Science, and a BA in Law (1994) from Jesus College, Oxford University. We believe Mr. Yazhari is well qualified to serve as a member of our board of directors due to his extensive strategic, operational and management experience.

B. Ben Baldanza serves as Chief Executive Officer. Mr. Baldanza is currently the CEO of Diemacher LLC, an advisory firm focused on business restructuring, revenue optimization and cost containment. Mr. Baldanza currently serves on the Board of Directors for JetBlue Airways, where he serves as Chair of the Audit Committee, GoAir Limited, where he serves as Vice Chairman, and Six Flags Entertainment. From 2006 to 2016, Mr. Baldanza served as the President and CEO, and as a director, of Spirit Airlines, Inc. (“Spirit Airlines”), a low-cost airline, where he oversaw revenue growth from $500 million to $2.1 billion. During his time at Spirit Airlines, he led an IPO in 2011 while also managing an operational turnaround that resulted in industry leading margins. Recruited by Oaktree Capital in 2004, Mr. Baldanza transformed Spirit into an ‘Ultra Low Cost Carrier,’ leveraging a new aircraft fleet, establishment of a defensible franchise network, unbundling of pricing and reduction of costs per seat mile. Mr. Baldanza was twice named to the list of Business Travel News’s 25 Most Influential.

Prior to 2005, Mr. Baldanza held executive roles with American Airlines, Northwest Airlines, Continental Airlines, TACA Airlines (“TACA”) and US Airways where he was responsible for finance, marketing and revenue management. While at Continental Airlines, Mr. Baldanza assisted with applying innovations in scheduling, pricing and revenue management, increasing unit revenues, underpinning a rise in the share price and improvements in profitability. With US Airways, Mr. Baldanza led the rationalization of duplicative hubs, rapid Caribbean expansion and shift to monetize frequent flier rewards on a profit, as opposed to usage, basis.

Mr. Baldanza also worked at UPS, where he supervised the improvement of revenues and capital cost savings. Mr. Baldanza also currently serves as an Operating Partner for Sterling Investment Partners, a private equity firm, and as an Adjunct Professor of Economics at George Mason University. He holds a BA in Policy Studies and Economics (1984) from Syracuse University and an MPA (1986) from Princeton University in Urban and Regional Planning and Transportation Economics.

Jeff Rogers serves as President. Mr. Rogers is currently a strategic advisor to TruckPark, an inventory management and booking platform for the trucking industry, and an operating advisor to Red Arts Capital, a private equity firm focused on supply chain and industrial businesses. From 2015 to 2020, Mr. Rogers served as CEO and director of Universal Logistics Holdings (“Universal Logistics”), a global asset-light provider of transport and logistics solutions. During an 18-month period at Universal Logistics, Mr. Rogers led multiple acquisitions in the International Intermodal space that provided strategic footprints and positively contributed to growth and profitability. From 1998 to 2013, Mr. Rogers held several executive positions at YRC Worldwide including CFO of YRC Regional Transportation (2006-2008), President of USF Holland Inc. (“Holland”) (2008-2011), a YRC subsidiary and President of YRC Freight (2011-2013). While President of USF Holland, Mr. Rogers led a significant turnaround, closing unprofitable locations and shrinking Holland’s footprint to focus on next-day and two-day lanes. From 1984 to 1998, Mr. Rogers held numerous finance and operations related roles at UPS. He holds a BS in Accounting (1988) from Kansas Newman University and an MBA (1995) from Baker University. Mr. Rogers is also an Army veteran and served as an Airborne Ranger from 1980 to 1984.

Philippe J. Kurzweil serves as Chief Financial Officer. From 2020 to 2021, Mr. Kurzweil was a part of the investment team at Arch Companies, a real estate private equity firm, where he was responsible for deal sourcing, due diligence and financing. From 2013 to 2020, he was a Research Analyst at Corsair Capital Management LP, an investment advisor, where he was responsible for idea generation and investment underwriting. From 2008 to 2013, Mr. Kurzweil was a Senior Associate at Morgan Stanley Investment Management, an investment advisor, where he was responsible for macroeconomic research and the management of fixed income portfolios. He holds a BSE (2008) in Operations Research and Financing Engineering from Princeton University with highest honors.

Paul P. Jebely serves as an Independent Director and chair of the Compensation Committee. Mr. Jebely has served as Senior Partner and Global Head of Asset Finance at Withers Worldwide since January 2022. Prior to that, he served as a managing partner at Pillsbury Winthrop Shaw Pittman, where he also served in various leadership positions, such as co-chair of asset finance and co-chair of private wealth, from March 2016 until December 2021. His law practice is focused exclusively on the private and commercial aviation industry. He has served as counsel on billions of dollars of deals involving financing, acquisition, disposal and merger transactions in addition to handling numerous dispute, enforcement and restructuring situations. Mr. Jebely is well regarded in the aviation and legal industries, and has been named top private client attorney in Asia (2020) and rated top private aircraft attorney in Asia (2016 — 2021).

From 2011 to 2016, Mr. Jebely held numerous positions at Clyde & Co where he rose to Senior Equity Partner and Global Head of Aviation Finance. From 2008 to 2011, Mr. Jebely held numerous positions at Ashurst, where he rose to head of their AMEA aviation practice. Mr. Jebely holds a JD (2005) from Osgoode Hall Law School at York University and a BA (2002) from Trinity

Collage at the University of Toronto. We believe Mr. Jebely is well qualified to serve as a member of our board of directors due to his extensive strategic, legal and transactional experience.

Parizad Olver Parchi serves as Independent Director and Chair of the Audit Committee. Ms. Olver is currently the Founder and Managing Partner of Panorama Aero, a US-based special mission aerospace lessor and end-to-end logistics provider. Panorama Aero was founded in 2018 through the management buyout of Cowen Aviation Finance, a company Ms. Olver established and led while at Cowen. Immediately after founding Panorama Aero, she established a funding relationship with Fortress Investment Group, called Triangle Aero. From 2009 to 2018, Ms. Olver held numerous executive roles at Cowen Inc., a multinational investment bank, where she most recently served as President and CEO of Cowen Aviation Finance, an operating lessor funded by Cowen Inc. From 2007 to 2009, Ms. Olver served as a senior strategist at Fortress Investment Group’s Drawbridge Special Opportunities Fund, whose investment portfolio included structured product securities and related investments in the aircraft, equipment and specialty finance sectors.

Ms. Olver’s investment experience began in 2005 at Ramius Capital Group, a multi-strategy hedge fund, where she was a special situations investor and co-managed an investment strategy that included a leasing book of distressed narrow body aircraft. She began her career at Morgan Stanley as an investment banking analyst from 2002 to 2005. Ms. Olver holds a BS (2001) from UC Berkley’s Haas School of Business and an MBA (2011) from Columbia University and London Business School. We believe Ms. Olver is well qualified to serve as a member of our board of directors due to her extensive strategic, operational, management, and financial experience.

Brad Stewart serves as Independent Director. Mr. Stewart is currently CEO and board member of Fair.com, a US-based automotive marketplace and technology company. Previously, from 2011 to 2019, Mr. Stewart held numerous executive roles at XOJet, the largest on-demand private jet services company in North America, most recently serving as Chairman and CEO. While leading XOJet, he oversaw a highly complex and regulated business with three separate business units: aircraft fleet ownership and operations; branded direct-to-consumer brokerage with membership/subscription; and shuttle operations. Concurrent with his tenure at XOJet, from 2014 to 2019, Mr. Stewart served as Senior Advisor to TPG Growth, the growth equity and venture capital division of a global private equity company, where he served on multiple portfolio company boards. From 2007 to 2010, Mr. Stewart served as Vice President and then Portfolio Company Advisor at Parthenon Capital, a middle market private equity company with expertise in financial, healthcare and business services. Mr. Stewart began his career as a consultant working at both McKinsey & Company (2004-2007) and Deloitte Consulting (1999-2002). Mr. Stewart holds an MBA from Columbia Business School (2004) and a BS in Corporate Finance from University of Minnesota’s Carlson School of Management (1999). We believe Mr. Stewart is well qualified to serve as a member of our board of directors due to his extensive strategic, operational, and management experience.

Family Relationships

There are no family relationships between any of our current officers or directors.

Number and Terms of Office of Officers and Directors

Our Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the Nasdaq.

The term of office of the first class of directors, consisting of Paul P. Jebely, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Parizad Olver Parchi and Brad Stewart, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Richard N. Peretz and Hooman Yazhari will expire at our third annual general meeting.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares or by the affirmative vote of a majority of the directors present and voting at a meeting of our board. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Holders of our public shares will not have the right to vote on the appointment or removal of directors prior to the completion of an initial business combination.

Pursuant to an agreement entered into on or prior to the closing of our initial public offering, our sponsor, upon and following consummation of an initial business combination, is entitled to nominate three individuals for appointment to our board of directors, as long as our sponsor holds any securities covered by the registration and shareholder rights agreement.

Our Officers

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

The Nasdaq listing standards require that a majority of our board of directors be independent, subject to certain phase-in provisions. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Paul P. Jebely, Parizad Olver Parchi and Brad Stewart are “independent directors” as defined in the Nasdaq listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Controlled Company Status

Until the completion of our initial business combination, only holders of our founder shares have the right to vote on the appointment of directors. As a result, the Nasdaq considers us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of the Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in provisions, the rules of the Nasdaq require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors; provided that if no such nominating committee exists, such selection or recommendation may be made by independent directors constituting a majority of the board’s independent directors.

Audit Committee

We have established an audit committee of the board of directors. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Parizad Olver Parchi, Paul P. Jebely, and Brad Stewart are members of our audit committee, and Parizad Olver Parchi serves as the chairman of the audit committee. Our board of directors has determined that each of Parizad Olver Parchi, Paul P. Jebely, and Brad Stewart are independent under the Nasdaq listing standards and applicable SEC rules. Each member of the audit committee is financially literate and our board of directors has determined that Parizad Olver Parchi qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which is available on our website and details the principal functions of the audit committee, including:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and
●	reviewing and approving all payments made to our sponsor, officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Parizad Olver Parchi and Paul P. Jebely. In accordance with Rule 5605 of the Nasdaq rules, each of Parizad Olver Parchi and Paul P. Jebely is independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Our board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, an extraordinary general meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association. However, prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. Our board of directors may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Parizad Olver Parchi and Paul P. Jebely. Paul P. Jebely serves as chairman of the compensation committee.

Under the Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors, subject to certain phase-in provisions. Our board of directors has determined that each of Parizad Olver Parchi and Paul P. Jebely are independent. We have adopted a compensation committee charter, which is available on our website and details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us and is available at our website at www.semperparatusspac.com. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

None of our officers or directors have received any cash compensation for services rendered to us.

In May 2021, our sponsor allocated (i) 25,000 founder shares to each of our independent directors in exchange for the payment of $84, or approximately $0.0034 per share; and (ii) 30,000 founder shares to Mr. Kurzweil in exchange for the payment of $100, or approximately $0.0033 per share. None of these granted founder shares were subject to forfeiture in the event that the underwriters’ over-allotment option was not exercised in full. Since November 3, 2021 and until the earlier of consummation of our initial business combination and our liquidation, we have been and will continue to reimburse an affiliate of our sponsor for office space and administrative and support services provided to us in the amount of $10,000 per month. In addition, our sponsor, members of our management team and their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are made by us to our sponsor, any member of our management team or their respective affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be described, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-transaction business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 1, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns our ordinary shares; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

In the table below, percentage ownership is based on 47,933,333 ordinary shares, consisting of (i) 34,500,000 Class A ordinary shares, (ii) 11,983,333 Class B ordinary shares and (iii) 1,450,000 Class A ordinary shares included in the placement units, issued and outstanding as of March 1, 2022. On all matters to be voted upon, except for the election or removal of directors of the board prior to the initial business combination, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

	Class A Ordinary Shares		Class B Ordinary Shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage
	Beneficially	Percentage	Beneficially	Percentage	of Voting
Name and Address of Beneficial Owner(1)	Owned	of Class	Owned(2)	of Class	Control
Semper Paratus Sponsor LLC (our sponsor)(3)	1,300,000	3.6%	11,983,333	100%	27.7%
Phillippe J. Kurzweil(3)	1,300,000	3.6%	11,983,333	100%	27.7%
Brad Stewart	—	—	—	—	—
Parizad Olver Parchi	—	—	—	—	—
Paul P. Jebely	—	—	—	—	—
Richard N. Peretz
Hooman Yazhari	—	—	—	—	—
Ben Baldanza	—	—	—	—	—
Jeff Rogers	—	—	—	—	—
All executive officers and directors as a group (8 individuals)	1,300,000	3.6%	11,983,333	100%	27.7%
Five Percent Holders
Saba Capital Management, L.P. (4)	3,141,624	8.7%	—	—	6.6%
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust (5)	2,000,000	5.6%	—	—	4.2%
Corbin Capital Partners, L.P. (6)	2,320,000	6.5%	—	—	4.8%

*Less than 1%

(1)  Unless otherwise noted, the business address of each of the following entities or individuals is c/o Semper Paratus Acquisition Corporation, 767 Third Avenue, 38th Floor, New York, New York 10017.

(2)  Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described in this Report.

(3)  Our sponsor is the record holder of such shares. Phillippe J. Kurzweil is the managing member of our sponsor, and as such has voting and investment discretion with respect to the ordinary shares held of record by our sponsor and may be deemed to have beneficial ownership of the ordinary shares held directly by our sponsor. Mr. Kurzweil disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly. In addition, all of our officers and directors are members of our sponsor. The membership interests not owned by our officers and directors are held by third-party investors that are not affiliated with our management.

(4)  According to Schedule 13G/A filed jointly with the SEC on February 14, 2022 by Saba Capital Management, LP, a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”) and Mr. Boaz R. Weinstein, a U.S. citizen, and represents shares held by Saba Capital. The business address of Saba Capital, Saba GP and Mr. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)  According to Schedule 13G filed with the SEC on February 8, 2022 and represents shares held by Calamos Market Neutral Income Fund, a series of Calamos Investment Trust. Its business address is 2020 Calamos Court, Naperville, IL 60563.

(6)  According to Schedule 13G filed with the SEC on February 14, 2022 and represents shares held by Corbin Capital Partners, L.P., a Delaware limited partnership and Corbin Capital Partners GP, LLC, a Delaware limited liability company. The business address of each is 590 Madison Avenue, 31st Floor, New York, NY 10022.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On April 22, 2021, our sponsor paid an aggregate purchase price of $25,000, or approximately $0.0029 per share, to subscribe for an aggregate of 8,625,000 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the company of $25,000 by our sponsor, our company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to our company by the number of founder shares issued. In May 2021, our sponsor allocated (i) 25,000 founder shares to each of our independent directors in exchange for the payment of $84, or approximately $0.0034 per share; and (ii) 30,000 founder shares to Mr. Kurzweil in exchange for the payment of $100, or approximately $0.0033 per share. On August 9, 2021, we effected a dividend of approximately 0.3628 shares for each outstanding Class B ordinary share, such that our sponsor owned an aggregate of 11,754,150 founder shares, for approximately $0.0021 per share. On October 1, 2021, we effected a dividend of approximately 0.0195 shares for each outstanding Class B ordinary share, such that our sponsor owns an aggregate of 11,983,333 founder shares, for approximately $0.0021 per share. As a result of the underwriters’ election to fully exercise their over-allotment option, none of the 1,530,000 founder shares that were subject to forfeiture by our sponsor were forfeited.

Our sponsor and Cantor purchased an aggregate of 1,450,000 placement units (1,300,000 placement units to our sponsor and 150,000 placement units to Cantor) at a purchase price of $10.00 per whole unit, for an aggregate purchase price of $14,500,000, in a private placement that occurred simultaneously with the closing of our initial public offering. The placement units (including the placement shares and placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, then, subject to his or her fiduciary duties under Cayman Islands law, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

In addition, all of our officers and directors are members of our sponsor. The membership interests not owned by our officers and directors are held by third-party investors that are not affiliated with our management.

We currently maintain our executive offices at 767 Third Avenue, 38th Floor, New York, New York 10017. The cost for our use of this space is included in the $10,000 per month fee we began to pay to an affiliate of our sponsor for office space and administrative and support services, commencing on November 3, 2021. Upon completion of our initial business combination or our liquidation, we expect to cease paying these monthly fees.

Our sponsor, members of our management team or their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are made by us to our sponsor, any member of our management team or their respective affiliates and determines which expenses and the amount of expenses that are reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor loaned us up to $300,000 to be used for a portion of the expenses of our initial public offering. These loans were non-interest bearing, unsecured and were due at the earlier of December 31, 2021 and the closing of our initial public offering, which occurred on November 8, 2021. The loan was repaid upon the closing of our initial public offering out of the portion of the proceeds from our initial public offering and the sale of placement units that were allocated for the payment of offering expenses (other than underwriting discounts and commissions) and were not held in the trust account.

In addition, our sponsor or an affiliate of our sponsor may, but is not obligated to, loan us additional funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans made available by our sponsor or its affiliates may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the placement units, including as to exercise price, exercisability and exercise period. Except for the foregoing, the terms of such additional loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or its affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be described, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-transaction business to determine officer and director compensation.

We have entered into a registration and shareholder rights agreement pursuant to which (i) our initial shareholders are entitled to certain registration rights with respect to the placement units, the units issuable upon conversion of working capital loans (if any) and the Class A ordinary shares included in the units and issuable upon exercise of the warrants included in the units, and (ii) our sponsor, upon consummation of our initial business combination, are entitled to nominate individuals for appointment to our board of directors, as long as our sponsor holds any securities covered by the registration and shareholder rights agreement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors adopted a charter providing for the review, approval and/or ratification of “related party transactions”, which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee is provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

The Nasdaq listing standards require that a majority of our board of directors be independent, subject to certain phase-in provisions. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors determined that each of Paul P. Jebely, Parizad Olver Parchi and Brad Stewart are “independent directors” as defined in the Nasdaq listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K for the respective periods and other required filings with the SEC for the year ended December 31, 2021 totalled approximately $129,265. The aggregate fees of Marcum related to audit services in connection with our initial public offering totalled approximately $129,265. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021 we did not pay Marcum any audit-related fees.

Tax Fees. We have not paid Marcum for tax services, planning or advice for the year ended December 31, 2021.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2021.]

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules.

(a)	The following are filed with this report:
(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Item 16. Form 10-K Summary.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Semper Paratus Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Semper Paratus Acquisition Corporation (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from April 21, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from April 21, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Los Angeles, CA

March 31, 2022

SEMPER PARATUS ACQUISITION CORPORATION

BALANCE SHEET

December 31,
2021
ASSETS
CURRENT ASSETS
Cash	$344,581
Prepaid expenses and other assets	446,610
Total current assets	791,191

Prepaid expenses- non current	145,170
Cash and marketable securities held in Trust Account	351,915,805
Total Assets	$352,852,166

LIABILITIES, REDEEMABLE ORDINARY SHARES, AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$39,375
Due to affiliate	20,000
Total current liabilities	59,375
Derivative warrant liabilities	420,500
Deferred underwriting fee payable	14,700,000
Total liabilities	15,179,875

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 34,500,000 shares at redemption value of $10.20 per share.	351,900,000

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; 1,450,000 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	145
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 11,983,333 shares issued and outstanding	1,198
Accumulated Deficit	(14,229,052)

Total shareholders’ deficit	(14,227,709)

TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$352,852,166

The accompanying notes are an integral part of these financial statements

SEMPER PARATUS ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

FOR THE PERIOD APRIL 21, 2021 (INCEPTION) TO DECEMBER 31, 2021

OPERATING EXPENSES
General and administrative	181,421
Total expenses	181,421

OTHER INCOME
Income on investments held in Trust Account	15,806
Change in fair value of warrants	137,750
Transaction costs allocated to warrant issuance	(880)
Total other income	152,675

NET LOSS	(28,745)

Weighted average shares outstanding of Class A Ordinary shares	7,198,819
Basic and diluted net income per share, Class A	$(0.00)

Weighted average shares outstanding of Class B Ordinary shares	11,983,333
Basic and diluted net loss per share, Class B	$(0.00)

The accompanying notes are an integral part of these financial statements

SEMPER PARATUS ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD APRIL 21, 2021 (INCEPTION) TO DECEMBER 31, 2021

	Ordinary Shares
	Class A		Class B				Total
					Additional	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	deficit
Balance, April 21, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Ordinary Shares to initial shareholders	—	—	11,983,333	1,198	23,802	—	25,000

Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	—	—	11,817,103	—	11,817,103

Fair value adjustment upon on sale of private placement warrants						(588,250)	(588,250)

Sale of Private Units	1,450,000	145	—	—	14,499,855	—	14,500,000

Remeasurement for Class A Ordinary Share to redemption value	—	—	—	—	(26,340,760)	(3,642,057)	(39,982,817)

Net loss	—	—	—	—	—	(28,745)	(28,745)

Balance, December 31, 2021	1,450,000	$145	11,983,333	$1,198	$—	$(14,229,052)	$(14,227,709)

The accompanying notes are an integral part of these financial statements

SEMPER PARATUS ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD APRIL 21, 2021 (INCEPTION) TO DECEMBER 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income on investments held in Trust Account	(15,806)
Change in fair value of warrants	(137,750)
Transaction costs allocated to warrant issuance	880
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(591,780)
Accounts payable and accrued expenses	39,375
Due to affiliate	20,000
Net cash flows used in operating activities	(713,826)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(351,900,000)
Net cash flows paid in investing activities	(351,900,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriting fees	339,000,000
Proceeds from sale of private units	14,500,000
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Payment of offering costs	(566,594)
Net cash flows provided by financing activities	352,958,406

NET CHANGE IN CASH	344,581

CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$344,581
Supplemental disclosure of noncash activities:
Deferred underwriting commissions payable	$14,700,000
Remeasurement for redeemable shares to redemption value	$39,982,817
Initial classification of warrant liability	$558,250
Initial value of Class A ordinary shares subject to possible redemption	$345,000,000

The accompanying notes are an integral part of these financial statements

SEMPER PARATUS ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Note 1 — Description of Organization and Business Operations and Liquidity

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on November 3, 2021. On November 8, 2021, the Company consummated the IPO of 30,000,000 units (“Units”) with respect to the ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $300,000,000, which is discussed in Note 3. The company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 1,360,000 private placement units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Semper Paratus Sponsor LLC (the “Sponsor”) and underwriter Cantor Fitzgerald & Co. (“Cantor”) generating gross proceeds of $13,600,000 which is described in Note 4.

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

Offering costs for the IPO amounted to $21,266,594, consisting of $6,000,000 of paid underwriting fees, $14,700,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $566,594 of other costs. As described in Note 6, the $14,700,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by February 8, 2023, subject to the terms of the underwriting agreement.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.

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

Notwithstanding the foregoing, the Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the ordinary shares sold in the IPO, without the prior consent of the Company.

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Liquidity and Going Concern

As of December 31, 2021, the Company had $344,581 in its operating bank accounts, $351,915,805 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary share in connection therewith and working capital of $731,816. As of December 31, 2021, approximately $15,806 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Investments Held in Trust Account

At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs, including those attributable to the underwriters’ exercise of the over-allotment option in full, amounted to $21,266,594 consisting of $6,000,000 of paid underwriting fees, $14,700,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $566,594 of other costs and was charged to shareholders’ equity upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from April 21, 2021 (inception) through December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with

Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2021, the Class A ordinary share subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(12,592,500)
Class A ordinary share issuance costs	(20,490,317)
Plus: Remeasurement of carrying value to redemption value	39,982,817
Class A ordinary share subject to possible redemption	$351,900,000

Net Loss per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary share and Class B Ordinary share (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 17,975,000 ordinary shares at $11.50 per share were issued on November 8, 2021. At December 31, 2021, no Public Warrants or Private Placement Warrants have been exercised. The 17,975,000 potential shares of Class A ordinary share for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s share were excluded from diluted earnings per share for the period ended December 31, 2021 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of share.

	For the period April 21, 2021 (inception) through December 31, 2021
Basic and diluted net loss per share:	Class A Ordinary Share	Class B Ordinary Share
Numerator:
Allocation of net loss	$(913)	$(27,832)

Denominator:
Weighted average shares outstanding	7,198,819	11,983,333

Basic and dilution net loss per share	$(0.00)	$(0.00)

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own ordinary  shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants qualify for equity accounting treatment and Private Placement Warrants qualify for liability accounting treatment.

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

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Initial Public Offering and Over-Allotment

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

Note 4 — Private Placement Warrants

On November 8, 2021, simultaneously with the consummation of the IPO and the underwriters’ exercise of their over-allotment option, the Company consummated the issuance and sale (“Private Placement”) of 1,450,000 units (the “Private Placement Units”) in a private placement transaction at a price of $10.00 per Placement Unit, generating gross proceeds of $14,500,000. The Private Placement Units were purchased by Cantor (150,000 Units) and the Sponsor (1,300,000 Units). Each Private Placement Unit consisted of one Placement Share and one-half of a redeemable warrant (“Placement Warrant”). Each whole Placement Warrant will be exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units was added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will be worthless.

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

Related Party Loans

On April 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. The notes payable of $121,158 were repaid on November 8, 2021. As of December 31, 2021, the Company no borrowings under the Note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Services

Commencing on the date of the final prospectus, the Company will agree to pay the Sponsor a total of $10,000 per month for office space and administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. $20,000 has been accrued under this arrangement as of December 31, 2021.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Units (including the underlying securities), and securities that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights pursuant to a registration rights agreement signed upon consummation of the IPO. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Shareholders’ Equity

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 1,450,000 Class A ordinary shares issued and outstanding (excluding 34,500,000 Class A ordinary shares subject to possible redemption).

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share of Class B ordinary shares. As of December 31, 2021, there were 11,983,333 Class B ordinary shares outstanding none of which are subject to forfeiture since the underwriters’ over-allotment option was exercised in full.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 25% of the sum of the total number of all ordinary shares outstanding upon the completion of the IPO plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preferred shares issued or outstanding.

Public Warrants

The Public Warrants will become exercisable on the later of (i) 30 days after the completion of a Business Combination and (ii) one year from the closing of the IPO. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such Class A ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Private Warrants are identical to the Public Warrants underlying the Units being sold in the IPO, except that the Private Warrants and the Class A ordinary shares issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Note 8 — Warrant Liabilities

The Company accounts for the 725,000 Private Placement Warrants in accordance with the guidance contained in ASC 815-40 due to the fact the Private Placement Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferee. Such guidance provides that, based on these features, the private placement warrants do not meet the criteria for equity treatment thereunder, and each such warrant must be recorded as a liability. Accordingly, the Company will classify each private placement warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company has determined the Public Warrants do not contain such features, and accordingly will be accounted for as equity and are not subject to subsequent remeasurement.

Note 9 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to  minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2021, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$351,915,805	—	—
Warrant Liability- Private Placement Warrants	3	—	—	420,500

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on industry historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements at November 8, 2021 (initial measurement) and at December 31, 2021:

	At November 8, 2021	At December 31,2021
Share Price	9.73	$9.78
Exercise Price	11.50	$11.50
Term (years)	6.00	5.85
Industry Volatility	12.00%	9.70%
Risk Free Rate	1.25%	1.33%
Dividend Yield	0.00%	0.00%

Note 10 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date these financial statements were available to be issued. Based on this audit, other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in these financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 3, 2021, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters (2)
3.1	Amended and Restated Memorandum and Articles of Association (2)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A Ordinary Share Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Warrant Agreement, dated November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (2)
4.5	Description of Registered Securities*
10.1	Letter Agreement, dated November 3, 2021, by and among the Company, its officers, its directors and the Sponsor (2)
10.2	Investment Management Trust Agreement, dated November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (2)
10.3	Private Placement Units Purchase Agreement, dated November 3, 2021, by and between the Company and the Sponsor (2)
10.4	Unit Subscription Agreement, dated November 3, 2021, by and between the Company and Cantor (2)
10.5	Registration and Shareholder Rights Agreement, dated as of November 3, 2021, by and between the Company, the Sponsor and Cantor Fitzgerald & Co. (2)
10.6	Form of Indemnity Agreement, dated as of November 3, 2021, by and between the Company and each of the directors and officers of the Company (2)
10.7	Promissory Note, dated as of April 22, 2021, by and between the Company and the Sponsor (1)
10.8	Securities Subscription Agreement, dated as of April 22, 2021, by and between the Company and the Sponsor (1)
14.1	Code of Ethics*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included as Exhibit 101)*

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 7, 2021.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 8, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022

SEMPER PARATUS ACQUISITION CORPORATION

By:	/s/ B. Ben Baldanza
Name: B. Ben Baldanza
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name	Title	Date

/s/ B. Ben Baldanza	B. Ben Baldanza	Chief Executive Officer (Principal Executive Officer)	March 31, 2022

/s/ Philippe J. Kurzweil	Philippe J. Kurzweil	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2022

/s/ Richard N. Peretz	Richard N. Peretz	Executive Chairman	March 31, 2022

/s/ Hooman Yazhari	Hooman Yazhari	Vice Chairman	March 31, 2022

/s/ Paul P. Jebely	Paul P. Jebely	Director	March 31, 2022

/s/ Brad Stewart	Brad Stewart	Director	March 31, 2022

/s/ Parizad Olver Parchi	Parizad Olver Parchi	Director	March 31, 2022