Form 10-Q
period 2022-03-31
Semper Paratus Acquisition Corp
filed 2022-05-17
CIK 1860871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(913) 579-4170
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

As of May 16, 2022 there were 35,950,000 Class A ordinary shares, par value $0.0001 per share, and 11,983,333 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

SEMPER PARATUS ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

SEMPER PARATUS ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

ASSETS
	March 31, 2022	December 31, 2021
	(Unaudited)
CURRENT ASSETS
Cash	$231,546	$344,581
Prepaid expenses and other assets	502,613	446,610
Total current assets	734,159	791,191
Prepaid expenses- non current	38,947	145,170
Cash and marketable securities held in Trust Account	352,056,696	351,915,805
TOTAL ASSETS	$352,829,802	$352,852,166
LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$128,999	$39,375
Due to affiliate	50,000	20,000
Total current liabilities	178,999	59,375
Derivative warrant liabilities	304,500	420,500
Deferred underwriting fee payable	14,700,000	14,700,000
Total liabilities	15,183,499	15,179,875
COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 34,500,000 shares at redemption value of $10.20 per share.	351,900,000	351,900,000
SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; 1,450,000 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	145	145
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 11,983,333 shares issued and outstanding	1,198	1,198
Accumulated deficit	(14,255,040)	(14,229,052)
Total shareholders' deficit	(14,253,697)	(14,227,709)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$352,829,802	$352,852,166

The accompanying notes are an integral part of these unaudited condensed financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

OPERATING EXPENSES
General and administrative	$282,879
Total expenses	282,879
OTHER INCOME
Unrealized gain on investments held in Trust Account	140,891
Change in fair value of warrants	116,000
Total other income	256,891

NET LOSS	(25,988)

Weighted average shares outstanding of Class A Ordinary shares	35,950,000
Basic and diluted net income per share, Class A	$0.00
Weighted average shares outstanding of Class B Ordinary shares	11,983,333
Basic and diluted net loss per share, Class B	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

	Ordinary Shares
	Class A		Class B				Total
					Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in capital	deficit’	deficit
Balance, December 31, 2021	1,450,000	$145	11,983,333	$1,198	$—	$(14,229,052)	$(14,227,709)
Net loss	—	—	—	—	—	(25,988)	(25,988)
Balance, March 31, 2022	1,450,000	$145	11,983,333	$1,198	$—	$(14,255,040)	$(14,253,697)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(140,891)
Change in the fair value of warrants	(116,000)
Changes in operating assets and liabilities:
Prepaid expenses and other	50,219
Accounts payable and accrued expenses	89,625
Due to affiliate	30,000
Net cash used in operating activities	(113,035)

NET CHANGE IN CASH	(113,035)

CASH, BEGINNING OF PERIOD	344,581

CASH, END OF PERIOD	$231,546

The accompanying notes are an integral part of these unaudited condensed financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022 (UNAUDITED)

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on November 3, 2021. On November 8, 2021, the Company consummated the IPO of 30,000,000 units (“Units”) with respect to the ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $300,000,000, which is discussed in Note 3. The company has selected December 31 as its fiscal year end.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Liquidity and Going Concern

As of March 31, 2022, the Company had $231,546 in its operating bank accounts, $352,056,696 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $555,160. As of March 31, 2022, approximately $140,891 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on April 1, 2022. The interim results for the period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022.

Investments Held in Trust Account

At March 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

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

At March 31, 2022, the Class A ordinary share subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(12,592,500)
Class A ordinary share issuance costs	(20,490,317)
Plus: Accretion of carrying value to redemption value	39,982,817
Class A ordinary share subject to possible redemption	$351,900,000

Net Income (Loss) per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary share and Class B Ordinary share (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 17,975,000 ordinary shares at $11.50 per share were issued on November 8, 2021. At March 31, 2022 and December 31, 2021, no Public Warrants or Private Placement Warrants have been exercised. The 17,975,000 potential shares of Class A ordinary share for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s share were excluded from diluted earnings per share for the three months ended March 31, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of share.

	For the three months ended March 31, 2022
Basic and diluted net income per share:	Class A Ordinary Share	Class B Ordinary Share
Numerator:
Allocation of net income	$17,033	$(43,021)

Denominator:
Weighted average shares outstanding	35,950,000	11,983,333

Basic and dilution net income (loss) per share	$0.00	$(0.00)

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

Related Party Loans

On April 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. The note payable of $121,158 was repaid on November 8, 2021. As of March 31, 2022, the Company had no borrowings under the Note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit. As of March 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Support Services

Commencing on the date of the final prospectus, the Company will agree to pay the Sponsor a total of $10,000 per month for office space and administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. At March 31, 2022 and December 31, 2021, $30,000 and 20,000, respectively, have been accrued under this arrangement and included in due to affiliate on the accompanying balance sheet.

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

Note 7 — Shareholders’ Equity

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 1,450,000 Class A ordinary shares issued and outstanding (excluding 34,500,000 Class A ordinary shares subject to possible redemption).

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share of Class B ordinary shares. As of March 31, 2021, and December 31, 2021, there were 11,983,333 Class B ordinary shares outstanding none of which are subject to forfeiture since the underwriters’ over-allotment option was exercised in full.

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

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, and December 31, 2021, there were no preferred shares issued or outstanding.

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

At March 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2022:		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$352,056,696	—	—
Warrant Liability- Private Placement Warrants	3	—	—	304,500

December 31, 2021:		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$351,915,805	—	—
Warrant Liability- Private Placement Warrants	3	—	—	420,500

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements at March 31, 2022 and December 31, 2021:

	At March 31, 2022	At December 31, 2021
Share Price	$9.99	$9.78
Exercise Price	$11.50	$11.50
Term (years)	5.60	5.85
Industry Volatility	5.40%	9.7%
Risk Free Rate	2.39%	1.33%
Dividend Yield	0.00%	0.00%

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

Results of Operations

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022, relates to the Company’s formation, the initial public offering (the “IPO”) and the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).

For the three months ended March 31, 2022, we had net loss of $25,988, which consisted of general and administrative expenses of $282,879, offset by unrealized gain on investment held in the Trust Account of $140,891 and change in the fair value of warrants of $116,000.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 1,360,000 private placement units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Semper Paratus Sponsor LLC (the “Sponsor”) and underwriter Cantor Fitzgerald & Co. (“Cantor”) generating gross proceeds of $13,600,000.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit. As of March 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO filed with the SEC on November 5, 2021 and our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 1, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on November 5, 2021 and our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 1, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPER PARATUS ACQUISITION CORPORATION

Date: May 16, 2022	By:	/s/ B. Ben Baldanza
	Name:	B. Ben Baldanza
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Jeff Rogers
	Name:	Jeff Rogers
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)