Form 10-Q
period 2022-09-30
Semper Paratus Acquisition Corp
filed 2022-11-14
CIK 1860871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022 there were 35,950,000 Class A ordinary shares, par value $0.0001 per share, and 11,983,333 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

SEMPER PARATUS ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Interim Financial Statements (unaudited)
	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three months and nine months ended September 30, 2022 (unaudited) and for the three months ended September 30, 2021 and for the period from April 21, 2021 (inception) through September 30, 2021 (unaudited)	2
	Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and nine months ended September 30, 2022 (unaudited) and for the three months ended September 30, 2021 and for the period from April 21, 2021 (inception) through September 30, 2021 (unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 (unaudited) and for the period from April 21, 2021 (inception) through September 30, 2021 (unaudited)	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Control and Procedures	20
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	23
SIGNATURES		24

i

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

SEMPER PARATUS ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022
	(Unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$143,047	$344,581
Prepaid expenses and other assets	275,426	446,610
Total current assets	418,473	791,191
Prepaid expenses- non current	—	145,170
Cash and marketable securities held in Trust Account	354,123,725	351,915,805
TOTAL ASSETS	$354,542,198	$352,852,166
LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$171,783	$39,375
Due to affiliate	110,000	20,000
Total current liabilities	281,783	59,375
Derivative warrant liabilities	94,250	420,500
Deferred underwriting fee payable	14,700,000	14,700,000
Total liabilities	15,076,033	15,179,875
COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 34,500,000 shares at redemption value of $10.20 per share.	354,123,725	351,900,000
SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; 1,450,000 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	145	145
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 11,983,333 shares issued and outstanding	1,198	1,198
Accumulated deficit	(14,658,903)	(14,229,052)
Total shareholders’ deficit	(14,657,560)	(14,227,709)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$354,542,198	$352,852,166

The accompanying notes are an integral part of these unaudited condensed financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

					For the Period from
					April 21, 2021
	Three Months			Nine Months	(Inception)
	Ended			Ended	through
	September 30,			September 30,	September 30,
	2022	2021		2022	2021

General and administrative	$198,832	$115		$740,296	$11,414
Total operating expenses	(198,832)	(115)		(740,296)	(11,414)

Other expense:
Unrealized gain on investments held in Trust Account	1,739,196	—		2,207,920	—
Change in fair value of warrants	72,500	—		326,250	—
Total other expense	1,811,696	—		2,534,170	—

Net income (loss)	$1,612,864	$(115)		$1,793,874	$(11,414)

Weighted average shares outstanding of Class A Ordinary shares	35,950,000	—		35,950,000	—
Basic and diluted net income per share, Class A	$0.03	$—		$0.04	$—

Weighted average shares outstanding of Class B Ordinary shares	11,983,333	10,320,290	(1)(2)	11,983,333	10,320,290	(1)(2)
Basic and diluted net loss per share, Class B	$0.03	$—		$0.04	$—
(1)	This number includes an aggregate of up to 1,530,000 shares of Class B ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter (see Note 5).
(2)	Shares have been retroactively adjusted to reflect the recapitalization of the Company in the form of a 0.0195 -for-1 share dividend (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, January 1, 2022	1,450,000	$145	11,983,333	$1,198	$—	$(14,229,052)	$(14,227,709)
Net loss	—	—	—	—	—	(25,988)	(25,988)
Balance, March 31, 2022	1,450,000	145	11,983,333	1,198	—	(14,255,040)	(14,253,697)
Net Income	—	—	—	—	—	206,998	206,998
Balance, June 30, 2022	1,450,000	145	11,983,333	1,198	—	(14,048,042)	(14,046,699)
Accretion of carrying value to redemption value	—	—	—	—	—	(2,223,725)	(2,223,725)
Net Income	—	—	—	—	—	1,612,864	1,612,864
Balance, September 30, 2022	1,450,000	$145	11,983,333	$1,198	$—	$(14,658,903)	$(14,657,560)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM APRIL 21, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary shares						Total
	Class A		Class B		Additional	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance, April 21, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1) (2)	—	—	11,983,333	1,198	23,802	—	25,000
Net loss	—	—	—	—	—	(11,299)	(11,299)
June 30, 2021	—	—	11,983,333	1,198	23,802	(11,299)	13,701
Net loss	—	—	—	—	—	(115)	(115)
Balance, September 30, 2021	—	$—	11,983,333	$1,198	$23,802	$(11,414)	$13,586
(1)	This number includes an aggregate of up to 1,530,000 shares of Class B ordinary shares subject to forfeiture if the overallotment option is not exercised in full or in part by the underwriter (see Note 5).
(2)	Shares have been retroactively adjusted to reflect the recapitalization of the Company in the form of a 0.0195 -for-1 share dividend (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

		For the period from
		April 21, 2021
	For the nine months	(inception) to
	ended September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,793,874	$(11,414)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(2,207,920)	—
Change in fair value of warrants	(326,250)	—
General and administrative expenses paid by affiliate	—	10,485
Changes in operating assets and liabilities:
Prepaid expenses and other assets	316,354	—
Due to affiliate	90,000	—
Accounts payable and accrued expenses	132,408	929
Net cash used in operating activities	(201,534)	—

NET CHANGE IN CASH	(201,534)	—

CASH, BEGINNING OF PERIOD	344,581	—

CASH, END OF PERIOD	$143,047	$—

Supplemental disclosure of noncash activities:
Payment of deferred offering costs by note payable - related party	$—	$71,049
Deferred offering costs included in accrued offering costs	$—	$70,740
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B ordinary shares	$—	$25,000
Change in value of Class A common stock subject to possible redemption	$2,223,725	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 (UNAUDITED)

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below, and the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on November 3, 2021. On November 8, 2021, the Company consummated the IPO of 30,000,000 units (“Units”) with respect to the ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $300,000,000, which is discussed in Note 3. The company has selected December 31 as its fiscal year end.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $143,047 in its operating bank accounts, $354,123,725 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $136,690. As of September 30, 2022, approximately $2,223,725 of the amount on deposit in the Trust Account represented interest income.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022.

Investments Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

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

At September 30, 2022, the Class A ordinary share subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(12,592,500)
Class A ordinary share issuance costs	(20,490,317)
Plus: Accretion of carrying value to redemption value	39,982,817
Class A ordinary share subject to possible redemption, December 31, 2021	351,900,000
Plus: Accretion of carrying value to redemption value	2,223,725
Class A ordinary share subject to possible redemption, September 30, 2022	$354,123,725

Net Income (Loss) per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B Ordinary shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 17,975,000 ordinary shares at $11.50 per share were issued on November 8, 2021. At September 30, 2022 and December 31, 2021, no Public Warrants or Private Placement Warrants have been exercised. The 17,975,000 Class A ordinary shares underlying the Public Warrants and Private Placement Warrants were excluded from diluted earnings per share for the three months ended September 30, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of share.

	For the three months ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Share	Shares	Share	Share
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,209,648	$403,216	$—	$(115)

Denominator:
Weighted average shares outstanding	35,950,000	11,983,333	—	10,320,290

Basic and dilution net income (loss) per share	$0.03	$0.03	$—	$(0.00)

			For the period from April 21,
	For the nine months ended		2021 (inception) to
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Share	Shares	Share	Share
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,345,406	$448,468	$—	$(11,414)

Denominator:
Weighted average shares outstanding	35,950,000	11,983,333	—	10,320,290

Basic and dilution net income (loss) per share	$0.04	$0.04	$—	$(0.00)

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

Related Party Loans

On April 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. The note payable of $121,158 was repaid on November 8, 2021. As of September 30, 2022, the Company had no borrowings under the Note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit. As of September 30, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Support Services

Commencing on the date of the final prospectus, the Company will agree to pay the Sponsor a total of $10,000 per month for office space and administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. At September 30, 2022 and December 31, 2021, $90,000 and $20,000, respectively, have been accrued under this arrangement and included in due to affiliate on the accompanying balance sheets.

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

Note 7 — Shareholders’ Equity

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 1,450,000 Class A ordinary shares issued and outstanding (excluding 34,500,000 Class A ordinary shares subject to possible redemption).

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share of Class B ordinary shares. As of September 30, 2022, and December 31, 2021, there were 11,983,333 Class B ordinary shares outstanding none of which are subject to forfeiture since the underwriters’ over-allotment option was exercised in full.

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

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022, and December 31, 2021, there were no preferred shares issued or outstanding.

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

At September 30, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

September 30, 2022:		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$354,123,725	$—	$—
Warrant Liability- Private Placement Warrants	3	—	—	94,250

December 31, 2021:		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$351,915,805	$—	$—
Warrant Liability- Private Placement Warrants	3	—	—	420,500

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements at September 30, 2022 and December 31, 2021:

	At September 30, 2022	At December 31, 2021
Share Price	$10.15	$9.78
Exercise Price	$11.50	$11.50
Term (years)	5.35	5.85
Industry Volatility	5.60%	9.7%
Risk Free Rate	3.96%	1.33%
Dividend Yield	0.00%	0.00%

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

Results of Operations

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022, relates to the Company’s formation, the initial public offering (the “IPO”) and the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).

For the three months ended September 30, 2022, we had net income of $1,612,864, which consisted of general and administrative expenses, offset by unrealized gain on investment held in the Trust Account and change in the fair value of warrants.

For the nine months ended September 30, 2022, we had net income of $1,793,874, which consisted of general and administrative expenses, offset by unrealized gain on investment held in the Trust Account and change in the fair value of warrants.

For the three months ended September 30, 2021, we had a net loss of $115 which consisted of general and administrative expenses.

For the period from April 21, 2021 (inception) through September 30, 2021, we had a net loss of $11,414 which consisted of general and administrative expenses.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $201,534, net income of $1,793,874 was impacted by a decrease in prepaid expenses and other assets of $316,354, unrealized gain on investments held in the Trust Account of $2,207,920, a decrease in the fair value of warrants of $326,250, an increase in due to affiliate of $90,000, and increase in accounts payable and accrued expenses of $132,408.

For the period from April 21, 2021 (inception) through September 30, 2021, net cash used in operating activities was nil. Net loss of $11,414 was impacted by an increase in general and administrative expenses paid by affiliate of $10,485 and decrease in accounts payable of $929.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit. As of September 30, 2022, the Company had no borrowings under the Working Capital Loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

SEMPER PARATUS ACQUISITION CORPORATION

Date: November 14, 2022	By:	/s/ B. Ben Baldanza
	Name:	B. Ben Baldanza
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Jeff Rogers
	Name:	Jeff Rogers
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)