Form 10-K
period 2022-12-31
Semper Paratus Acquisition Corp
filed 2023-04-17
CIK 1860871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2022, computed by reference to the closing price for the Class A ordinary shares on such date, as reported on the Nasdaq Stock Market LLC, was $345,345,000.

As of March 31, 2023, there were 15,816,386 Class A ordinary shares, par value $0.0001 per share, and no Class B ordinary shares of the registrant issued and outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

●	“amended and restated memorandum and articles of association” are to the amended and restated memorandum and articles of association adopted on November 3, 2021, as amended on February 3, 2023;
●	“board of directors” or “board” are to the board of directors of the Company;
●	“Cantor” or the “representative” are to Cantor Fitzgerald & Co., the representative of the underwriters in our initial public offering;
●	“Companies Act” are to the Companies Act (2021 Revision) of the Cayman Islands as the same may be amended from time to time;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“EGM” are to the extraordinary meeting of shareholders we held on February 3, 2023 for the purpose of considering the Extension Amendment.
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Extension Amendment” are to the amendment to our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination from February 8, 2023 to December 15, 2023, which was approved by a special resolution of our shareholders at the EGM and took effect upon such approval.
●	“Extension Period” are to any extended time that we have to consummate a business combination beyond December 15, 2023 as a result of a shareholder vote to amend our amended and restated memorandum and articles of association;
●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering, which were converted at our sponsor’s election into Class A ordinary shares on January 30, 2023 (for the avoidance of doubt, such Class A ordinary shares are not considered “public shares”);
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“initial business combination” are to a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on November 8, 2021;
●	“initial shareholders” are to the holders of our founder shares immediately prior to our initial public offering;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;
●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;
●	“Nasdaq” are to the Nasdaq Global Market;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“placement shares” are to the 1,450,000 Class A ordinary shares included within the placement units purchased separately by our sponsor and Cantor in the private placement;
●	“placement units” are to the units issued to our sponsor and Cantor in a private placement simultaneously with the closing of our initial public offering;
●	“placement warrants” are to redeemable warrants to purchase an aggregate of 725,000 of our Class A ordinary shares included within the placement units purchased separately by our sponsor and Cantor in the private placement;
●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchase public shares; provided that our initial shareholders’ status as a “public shareholder” will only exist with respect to such public shares;
●	“public warrants” are to our warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;
●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor” is to Semper Paratus Sponsor LLC, a Delaware limited liability company; and
●	“trust account” are to the trust account in which an amount of $351,900,000 ($10.20 per unit) from the net proceeds of the sale of the units and a portion of the placement units in the initial public offering was placed following the closing of our initial public offering
●	“units” are to the units sold in our initial public offering, which consist of one Class A ordinary share and one-half of one redeemable warrant;
●	“warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market) and the private placement warrants; and
●	“we,” “us,” “our,” “Company” or “our company” are to Semper Paratus Acquisition Corporation, a Cayman Islands exempted company.

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

Conversion of Founder Shares

On January 30, 2023, our sponsor elected to convert all of the Class B ordinary shares issued to it in a private placement prior to our initial public offering into Class A ordinary shares of the Company on a one-for-one basis. As a result, all 11,983,333 of our then outstanding Class B ordinary shares were cancelled and 11,983,333 of our Class A ordinary shares were issued to our sponsor. Our sponsor agreed that all of the terms and conditions applicable to the founder shares set forth in the Letter Agreement, dated November 3, 2021, by and among the Company, its officers, its directors and the sponsor, shall continue to apply to the Class A ordinary shares that the founder shares converted into, including the voting agreement, transfer restrictions and waiver of any right, title, interest or claim of any kind to the trust account or any monies or other assets held therein.

Extension Amendment

On February 3, 2023, we held an extraordinary general meeting of shareholders for the purpose of considering and voting on a proposal to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination from February 8, 2023 to December 15, 2023. The Extension Amendment was approved by a special resolution of our shareholders and took effect upon such approval. If our initial business combination is not consummated by December 15, 2023 (or by the end of any Extension Period if we further extend the period of time to consummate a business combination), then our existence will terminate, and we will distribute all amounts in the trust account.

In connection with the EGM, shareholders holding 32,116,947 public shares exercised their right to redeem their shares for a pro rata portion of the funds in our trust account. As a result, approximately $333 million (approximately $10.38 per public share) was removed from the trust account to pay such holders. As of March 15, 2023, approximately $25 million remained in the trust account and there were 2,383,053 public shares outstanding.

Our Management Team

Our management team is led by Richard N. Peretz, our Executive Chairman, Hooman Yazhari, our Vice Chairman, Ben Baldanza, our Chief Executive Officer, and Jeff Rogers, our President, Chief Financial Officer and Secretary. The team has significant operational and transactional experience, primarily in the transportation, mobility and supply chain management industries. We believe our management team has complementary skills and deep operational experience relevant to our target industries with a strong history of working productively and creatively with stakeholders and labor groups, which represent a prominent and sustainable competitive advantage. Enriching this differentiated characteristic is management’s well-connected network, extending from leadership of the largest industrial and transportation enterprises to founders at early-stage technology ventures across our target markets as well as consultants, private equity and venture capital firms, and more. Our team is a flat, consensus-driven organization with a focus on seeking business combination opportunities that we hope will meaningfully benefit from accessing capital via the public market and more importantly, have the potential to become a world-class, industry leading organization with help from the wide-ranging set of competencies of our officers and directors.

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

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the last business day of the preceding second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Financial Position

With funds available for a business combination in the amount of approximately $25 million (after payment of the expenses of our initial public offering and $14,700,000 of deferred underwriting commissions and the removal of approximately $333 million from our trust account to pay shareholders who exercised their right to redeem their shares in connection with the Extension Amendment), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.20 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our initial shareholders and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 15, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and who vote at a quorate general meeting of the company. In such case, our initial shareholders and each member of our management team have agreed to vote their founder shares, public shares, and placement shares in favor of our initial business combination. As a result, in addition to shares held by our initial shareholders and members of our management team, no affirmative votes from public shareholders would be required to approve our initial business combination because our initial shareholders own 13,283,333 shares in the aggregate (including 11,983,333 founder shares which were converted into Class A ordinary shares and 1,300,000 placement shares), which number exceeds the 7,183,194 votes (representing a majority of our 14,366,386 issued and outstanding shares) needed to approve the initial business combination.

Our initial shareholders and Cantor own an aggregate of 13,433,333 shares, or 93.5% of our issued and outstanding shares, including 11,983,333 founder shares which were converted into Class A ordinary shares and 1,300,000 placement shares held by our initial shareholders and 150,000 placement shares held by Cantor. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our initial shareholders and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of an initial business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 15, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target by December 15, 2023 (or until the end of any Extension Period).

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have until December 15, 2023 (or until the end of any Extension Period) to consummate an initial business combination. If we have not consummated an initial business combination by December 15, 2023 or by the end of any Extension Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by December 15, 2023 or by the end of any Extension Period. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our initial shareholders and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares (but will retain such rights for any public shares) they hold if we fail to consummate an initial business combination by December 15, 2023 or by the end of any Extension Period (although the initial shareholders, and each member of our management team will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our initial shareholders and each member of our management team have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 15, 2023 or by the end of any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our initial shareholders, any member of our management team or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from cash held outside of the trust account of $129,186, together with up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. However, there is no guarantee that such parties will execute such agreements or, even if such parties execute such agreements, that such parties would be prevented from bringing claims against the trust account for, among other things, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $129,186 following our initial public offering and the sale of the placement units with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.20 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some, or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by December 15, 2023 or by the end of any Extension Period, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 15, 2023 or by the end of any Extension Period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by December 15, 2023 or by the end of any Extension Period with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

We evaluated our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act and determined that we should not be deemed to be a large accelerated filer or an accelerated filer and continue to qualify as an emerging growth company. Therefore, we are not required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the last business day of the preceding second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the last business day of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the last business day of that year’s second fiscal quarter.

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

(b) Holders

On March 31, 2023, there were three (3) holders of record of our units, two (2) holders of record of our Class A ordinary shares and one (1) holder of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

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

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g) Use of Proceeds from the Initial Public Offering

On November 3, 2021, our registration statement on Form S-1 (File No. 333-260113) was declared effective. On November 8, 2021, we consummated our initial public offering of 34,500,000 units. Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $345,000,000. Prior to the closing of our initial public offering, the underwriters for our initial public offering exercised their over-allotment option in full, which we announced in a press release issued on November 8, 2021.

A total of $351,900,000, comprised of the proceeds from the initial public offering after offering expenses and a portion of the proceeds of the sale of the private placement units, was placed in the trust account maintained by Continental, acting as trustee.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

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

Results of Operations

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022, relates to the Company’s formation, the initial public offering (the “IPO”) and the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).

For the year ended December 31, 2022, we had a net income of $4,408,361, which consisted of unrealized gain on investment held in the Trust Account of $4,948,194 and change in the fair value of warrants of $413,250, offset by the general and administrative expenses of $953,083.

For the period from April 21, 2021 (inception) through December 31, 2021, we had a net loss of $28,745, which consisted of general and administrative expenses of $181,421 and transaction costs allocated to warrant issuance of $880, offset by change in fair value of warrants $137,750 and unrealized gain on investment held in the Trust Account of $15,806.

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

For the year ended December 31, 2022, net cash used in operating activities was $215,395, net income of $4,408,361 was impacted by the unrealized gain on investments held in the Trust Account of $4,948,194, a change in the fair value of warrants of $413,250 and changes in operating asset and liabilities of $737,688.

For the period from April 21, 2021 (inception) through December 31, 2021, net cash used in operating activities was $713,825, net loss of $28,745 was impacted by the unrealized gain on investments held in the Trust Account of $15,806, a change in the fair value of warrants of $137,750, transaction costs allocated to warrant issuance of $880 and changes in operating asset and liabilities of $532,405.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit. As of December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) were effective.

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria as noted above and in the attached exhibit, management determined that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Richard N. Peretz	61	Executive Chairman
Hooman Yazhari	50	Vice Chairman
Ben Baldanza	61	Chief Executive Officer
Jeff Rogers	60	President, Chief Financial Officer and Secretary
Paul P. Jebely	42	Independent Director
Brad Stewart	46	Independent Director
Parizad Olver Parchi	43	Independent Director

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

Jeff Rogers serves as President, Chief Financial Officer and Secretary. Mr. Rogers is currently a strategic advisor to TruckPark, an inventory management and booking platform for the trucking industry, and an operating advisor to Red Arts Capital, a private equity firm focused on supply chain and industrial businesses. From 2015 to 2020, Mr. Rogers served as CEO and director of Universal Logistics Holdings (“Universal Logistics”), a global asset-light provider of transport and logistics solutions. During an 18-month period at Universal Logistics, Mr. Rogers led multiple acquisitions in the International Intermodal space that provided strategic footprints and positively contributed to growth and profitability. From 1998 to 2013, Mr. Rogers held several executive positions at YRC Worldwide including CFO of YRC Regional Transportation (2006-2008), President of USF Holland Inc. (“Holland”) (2008-2011), a YRC subsidiary and President of YRC Freight (2011-2013). While President of USF Holland, Mr. Rogers led a significant turnaround, closing unprofitable locations and shrinking Holland’s footprint to focus on next-day and two-day lanes. From 1984 to 1998, Mr. Rogers held numerous finance and operations related roles at UPS. He holds a BS in Accounting (1988) from Kansas Newman University and an MBA (1995) from Baker University. Mr. Rogers is also an Army veteran and served as an Airborne Ranger from 1980 to 1984.

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

In May 2021, our sponsor allocated (i) 25,000 founder shares to each of our independent directors in exchange for the payment of $84, or approximately $0.0034 per share; and (ii) 30,000 founder shares to Philippe J. Kurzweil, our former Chief Financial Officer and Secretary, in exchange for the payment of $100, or approximately $0.0033 per share. None of these granted founder shares were subject to forfeiture in the event that the underwriters’ over-allotment option was not exercised in full. Since November 3, 2021 and until the earlier of consummation of our initial business combination and our liquidation, we have been and will continue to reimburse an affiliate of our sponsor for office space and administrative and support services provided to us in the amount of $10,000 per month. In addition, our sponsor, members of our management team and their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are made by us to our sponsor, any member of our management team or their respective affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 1, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

In the table below, percentage ownership is based on 15,816,386 ordinary shares, consisting of (i) 14,366,386 Class A ordinary shares (including 11,983,333 founder shares that were converted to Class A ordinary shares on a one-for-one basis), (ii) no Class B ordinary shares and (iii) 1,450,000 Class A ordinary shares included in the placement units, issued and outstanding as of March 1, 2023. On all matters to be voted upon, except for the election or removal of directors of the board prior to the initial business combination, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class.

	Class A Ordinary Shares		Class B Ordinary Shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage
	Beneficially	Percentage	Beneficially	Percentage	of Voting
Name and Address of Beneficial Owner(1)	Owned	of Class	Owned(2)	of Class	Control
Semper Paratus Sponsor LLC (our sponsor)(2)(3)	13,283,333	84.0%	—	—%	84.0%
Jeff Rogers(3)	13,283,333	84.0%	—	—%	84.0%
Brad Stewart	—	—	—	—	—
Parizad Olver Parchi	—	—	—	—	—
Paul P. Jebely	—	—	—	—	—
Richard N. Peretz
Hooman Yazhari	—	—	—	—	—
Ben Baldanza	—	—	—	—	—
All executive officers and directors as a group (7 individuals)	13,283,333	84.0%	—	—%	84.0%
Five Percent Holders
Saba Capital Management, L.P. (4)	3,244,945	20.5%	—	—	20.5%
Polar Asset Management Partners Inc. (5)	1,815,722	11.5%	—	—	11.5%
Corbin Capital Partners, L.P. (6)	2,320,000	6.5%	—	—	4.8%

*Less than 1%

(1)  Unless otherwise noted, the business address of each of the following entities or individuals is c/o Semper Paratus Acquisition Corporation, 767 Third Avenue, 38th Floor, New York, New York 10017.

(2)  On January 30, 2023, our sponsor elected to convert all of the Class B ordinary shares issued to it in a private placement prior to our initial public offering into Class A ordinary shares of the Company on a one-for-one basis. As a result, all 11,983,333 of our then outstanding Class B ordinary shares were cancelled and 11,983,333 of our Class A ordinary shares were issued to our sponsor.

(3)  Our sponsor is the record holder of such shares. Jeff Rogers is the managing member of our sponsor, and as such has voting and investment discretion with respect to the ordinary shares held of record by our sponsor and may be deemed to have beneficial ownership of the ordinary shares held directly by our sponsor. Mr. Rogers disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly. In addition, all of our officers and directors are members of our sponsor. The membership interests not owned by our officers and directors are held by third-party investors that are not affiliated with our management.

(4)  According to Schedule 13G/A filed jointly with the SEC on February 14, 2023 by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”) and Mr. Boaz R. Weinstein, a U.S. citizen, and represents shares held by Saba Capital. The business address of Saba Capital, Saba GP and Mr. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(5)  According to Schedule 13G filed with the SEC on February 13, 2023 by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada (“Polar”), which serves as an investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”)and represents shares held directly by PMSMF. The business address of Polar is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

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

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On April 22, 2021, our sponsor paid an aggregate purchase price of $25,000, or approximately $0.0029 per share, to subscribe for an aggregate of 8,625,000 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the company of $25,000 by our sponsor, our company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to our company by the number of founder shares issued. In May 2021, our sponsor allocated (i) 25,000 founder shares to each of our independent directors in exchange for the payment of $84, or approximately $0.0034 per share; and (ii) 30,000 founder shares to Philippe J. Kurzweil, our former Chief Financial Officer and Secretary, in exchange for the payment of $100, or approximately $0.0033 per share. On August 9, 2021, we effected a dividend of approximately 0.3628 shares for each outstanding Class B ordinary share, such that our sponsor owned an aggregate of 11,754,150 founder shares, for approximately $0.0021 per share. On October 1, 2021, we effected a dividend of approximately 0.0195 shares for each outstanding Class B ordinary share, such that our sponsor owned an aggregate of 11,983,333 founder shares, for approximately $0.0021 per share. As a result of the underwriters’ election to fully exercise their over-allotment option, none of the 1,530,000 founder shares that were subject to forfeiture by our sponsor were forfeited. On January 30, 2023, our sponsor elected to convert all of the Class B ordinary shares issued to it into Class A ordinary shares of the Company on a one-for-one basis. As a result, all 11,983,333 of our then outstanding Class B ordinary shares were cancelled and 11,983,333 of our Class A ordinary shares were issued to our sponsor.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and the period from April 21, 2021 (inception) through December 31, 2021 totaled approximately $68,645 and $129,265. The aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $129,265. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2022 and the period from April 21, 2021 (inception) through December 31, 2021 we did not pay Marcum any audit-related fees.

Tax Fees. We have not paid Marcum for tax services, planning or advice for the year ended December 31, 2022 and the period from April 21, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2022 and the period from April 21, 2021 (inception) through December 31, 2021.

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

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements

(2)Financial Statements Schedule

None.

(3)Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

SEMPER PARATUS ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Semper Paratus Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Semper Paratus Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from April 21, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from April 21, 2021 (inception) through December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Los Angeles, CA

April 17, 2023

SEMPER PARATUS ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash	$129,186	$344,581
Prepaid expenses and other assets	145,170	446,610
Total current assets	274,356	791,191
Prepaid expenses - noncurrent	—	145,170
Cash and marketable securities held in Trust Account	356,864,000	351,915,805
TOTAL ASSETS	$357,138,356	$352,852,166
LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$210,454	$39,375
Due to affiliate	140,000	20,000
Total current liabilities	350,454	59,375
Derivative warrant liabilities	7,250	420,500
Deferred underwriting fee payable	14,700,000	14,700,000
Total liabilities	15,057,704	15,179,875
COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 34,500,000 shares at redemption value of $10.34 and $10.20 per share as of December 31, 2022 and 2021, respectively	356,864,000	351,900,000
SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; 1,450,000 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	145	145
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 11,983,333 shares issued and outstanding	1,198	1,198
Accumulated deficit	(14,784,691)	(14,229,052)
Total shareholders’ deficit	(14,783,348)	(14,227,709)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$357,138,356	$352,852,166

The accompanying notes are an integral part of these financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

		For the Period from
		April 21, 2021
	For the	(Inception)
	Year Ended	through
	December 31,	December 31,
	2022	2021

General and administrative	$953,083	$181,421
Total operating expenses	(953,083)	(181,421)

Other income (expense):
Unrealized gain on investments held in Trust Account	4,948,194	15,806
Change in fair value of warrants	413,250	137,750
Transaction costs allocated to warrant issuance	—	(880)
Total other income, net	5,361,444	152,675

Net income (loss)	$4,408,361	$(28,745)

Weighted average shares outstanding of Class A Ordinary shares	35,950,000	7,198,819
Basic and diluted net income (loss) per share, Class A	$0.09	$(0.00)

Weighted average shares outstanding of Class B Ordinary shares	11,983,333	11,983,333
Basic and diluted income (loss) per share, Class B	$0.09	$(0.00)

The accompanying notes are an integral part of these financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD APRIL 21, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary shares
	Class A		Class B
					Additional		Total
					Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, April 21, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	11,983,333	1,198	23,802	—	25,000
Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	—	—	—	—	11,817,103	—	11,817,103
Fair value adjustment upon on sale of private placement warrants	—	—	—	—		(588,250)	(588,250)
Sale of Private Units	1,450,000	145	—	—	14,499,855	—	14,500,000
Remeasurement for Class A Ordinary Share to redemption value	—	—	—	—	(26,340,760)	(3,642,057)	(39,982,817)
Net loss	—	—	—	—	—	(28,745)	(28,745)
Balance, December 31, 2021	1,450,000	145	11,983,333	1,198	—	(14,229,052)	(14,227,709)
Accretion of carrying value to redemption value	—	—	—	—	—	(4,964,000)	(4,964,000)
Net income	—	—	—	—	—	4,408,361	4,408,361
Balance, December 31, 2022	1,450,000	$145	11,983,333	$1,198	$—	$(14,784,691)	$(14,783,348)

The accompanying notes are an integral part of these financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

		For the Period
		from April 21,
		2021
	For the Year	(Inception)
	Ended	through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$4,408,361	$(28,745)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(4,948,194)	(15,806)
Change in fair value of warrants	(413,250)	(137,750)
Transaction costs allocated to warrant issuance	—	880
Changes in operating assets and liabilities:
Prepaid expenses and other assets	446,609	(591,780)
Due to affiliate	120,000	20,000
Accounts payable and accrued expenses	171,079	39,375
Net cash used in operating activities	(215,395)	(713,826)

Cash Flows from Investing Activities:
Cash deposited to Trust Account	—	(351,900,000)
Net cash used in investing activities	—	(351,900,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of underwriting fees	—	339,000,000
Proceeds from sale of private units	—	14,500,000
Proceeds from issuance of Class B ordinary shares to Sponsor	—	25,000
Payment of offering costs	—	(566,594)
Net cash provided by financing activities	—	352,958,406

Net Change in Cash	(215,395)	344,581
Cash – Beginning	344,581	—
Cash – Ending	$129,186	$344,581

Supplemental disclosure of noncash activities:
Deferred underwriting commissions payable	$—	$14,700,000
Initial classification of warrant liability	$—	$558,250
Initial value of Class A ordinary shares subject to possible redemption	$—	$345,000,000
Change in value of Class A ordinary shares subject to redemption amount	$4,964,000	$39,982,817

The accompanying notes are an integral part of these financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below, and the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on November 3, 2021. On November 8, 2021, the Company consummated the IPO of 30,000,000 units (“Units”) with respect to the ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $300,000,000, which is discussed in Note 3. The company has selected December 31 as its fiscal year end.

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

SEMPER PARATUS ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

SEMPER PARATUS ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

SEMPER PARATUS ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Liquidity and Going Concern

As of December 31, 2022, the Company had $129,186 in its operating bank accounts, $356,864,000 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $76,098. As of December 31, 2022, approximately $4,948,000 of the amount on deposit in the Trust Account represented interest income.

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

Management has also determined that the mandatory liquidation and subsequent dissolution described in the financial statements, should the Company be unable to complete a business combination, raises substantial doubt about the Company's ability to continue as a going concern. The Company has until December 15, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by December 15, 2023, there will be a mandatory liquidation and subsequent dissolution. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC").

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

SEMPER PARATUS ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

At December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

SEMPER PARATUS ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the year ended December 31, 2022 and for the period from April 21, 2021 (inception) through December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with federal income tax regulations, income taxes are not levied on the Company, but rather on the individual owners. United States (“U.S.”) taxation would occur on the individual owners if certain tax elections are made by U.S. owners and the Company were treated as a passive foreign investment company. Additionally, U.S. taxation could occur to the Company itself if the Company is engaged in a U.S. trade or business. The Company is not expected to be treated as engaged in a U.S. trade or business at this time.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

SEMPER PARATUS ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

At December 31, 2022 and 2021, the Class A ordinary share subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(12,592,500)
Class A ordinary share issuance costs	(20,490,317)
Plus:
Accretion of carrying value to redemption value	39,982,817
Class A ordinary share subject to possible redemption , December 31, 2021	351,900,000
Plus:
Accretion of carrying value to redemption value	4,964,000
Class A ordinary share subject to possible redemption , December 31, 2022	$356,864,000

Net Income (Loss) per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B Ordinary shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 17,975,000 ordinary shares at $11.50 per share were issued on November 8, 2021. At December 31, 2022 and 2021, no Public Warrants or Private Placement Warrants have been exercised. The 17,975,000 Class A ordinary shares underlying the Public Warrants and Private Placement Warrants were excluded from diluted earnings per share for the year ended December 31, 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of share.

			For the Period from April 21,
	For the Year Ended		2021 (inception) to
	December 31, 2022		December 31, 2021
	Class A	Class B	Class A	Class B
	Ordinary	Ordinary	Ordinary	Ordinary
	Share	Shares	Share	Share
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$3,306,271	$1,102,090	$(913)	$(27,832)

Denominator:
Weighted average shares outstanding	35,950,000	11,983,333	7,198,819	11,983,333

Basic and dilution net income (loss) per share	$0.09	$0.09	$(0.00)	$(0.00)

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

SEMPER PARATUS ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

SEMPER PARATUS ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Related Party Loans

On April 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. The note payable of $121,158 was repaid on November 8, 2021. As of December 31, 2022, the Company had no borrowings under the Note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Services

Commencing on the date of the final prospectus, the Company will agree to pay the Sponsor a total of $10,000 per month for office space and administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. At December 31, 2022 and 2021, $120,000 and $20,000, respectively, have been accrued under this arrangement and included in due to affiliate on the accompanying balance sheets.

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

SEMPER PARATUS ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

Note 7 — Shareholders’ Deficit

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 1,450,000 Class A ordinary shares issued and outstanding (excluding 34,500,000 Class A ordinary shares subject to possible redemption).

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share of Class B ordinary shares. As of December 31, 2022 and 2021, there were 11,983,333 Class B ordinary shares outstanding none of which are subject to forfeiture since the underwriters’ over-allotment option was exercised in full.

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

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preferred shares issued or outstanding.

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

SEMPER PARATUS ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●in whole and not in part;
●at a price of $0.01 per warrant;
●upon not less than 30 days’ prior written notice of redemption;
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

SEMPER PARATUS ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

At December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

December 31, 2022:		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$356,864,000	$—	$—
Warrant Liability- Private Placement Warrants	3	—	—	7,250

SEMPER PARATUS ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

December 31, 2021:		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$351,915,805	$—	$—
Warrant Liability- Private Placement Warrants	3	—	—	420,500

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements at December 31, 2022 and 2021:

	At December 31, 2022	At December 31, 2021
Share Price	$10.33	$9.78
Exercise Price	$11.50	$11.50
Term (years)	5.10	5.85
Industry Volatility	4.40%	9.7%
Risk Free Rate	3.91%	1.33%
Dividend Yield	0.00%	0.00%

Note 10 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date these financial statements were available to be issued. Based on this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in these financial statements.

On January 30, 2023, shareholders (the “Initial Shareholders”) holding all of the issued and outstanding Class B ordinary shares (the “Founder Shares”) of the Company elected to convert their Class B ordinary shares into Class A ordinary shares of the Company (“Class A Shares”) on a one-for-one basis (the “Conversion”). As a result, 11,983,333 of the Company’s Class B ordinary shares were cancelled and 11,983,333 Class A Shares were issued to such converting Class B stockholders. The Initial Shareholders agreed that all of the terms and conditions applicable to the Founder Shares set forth in the Letter Agreement, dated November 3, 2021, by and among the Company, its officers, its directors and the Initial Shareholders (the “Letter Agreement”), shall continue to apply to the Class A Shares that the Founder Shares converted into, including the voting agreement, transfer restrictions and waiver of any right, title, interest or claim of any kind to the Trust Account (as defined in the Letter Agreement) or any monies or other assets held therein.

As disclosed in the definitive proxy statement the Company filed with the U.S. Securities and Exchange Commission on January 20, 2023, and amended and supplemented on January 26, 2023, 47,933,333 of the Company’s ordinary shares, consisting of (i) 35,950,000 Class A Shares and (ii) 11,983,333 Founder Shares, were issued and outstanding as of January 12, 2023. Following the Conversion, the Company has 47,933,333 Class A Shares issued and outstanding and no Class B ordinary shares issued and outstanding. A shareholder’s voting power consists of the combined voting power of the Class A Shares and Founder Shares owned beneficially by such shareholder. On all matters to be voted upon at the extraordinary general meeting of the Company’s shareholders to be held on February 3, 2023 (the “Meeting”), the holders of the Class A Shares and Founder Shares will vote together as a single class. Therefore, there has been no impact to the votes required to approve the proposals or the counting of the votes at the Meeting as a result of the Conversion.

SEMPER PARATUS ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2022

On February 3, 2023, Semper Paratus Acquisition Corporation (the “Company”) held an extraordinary general meeting of shareholders (the “EGM”) for the purpose of considering and voting on the Charter Amendment (as defined below) and, if presented, the proposal to adjourn the EGM to a later date.

Charter Amendment

At the EGM, the shareholders of the Company approved an amendment (the “Charter Amendment”) to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination from February 8, 2023 to December 15, 2023. Under Cayman Islands law, the Charter Amendment took effect upon approval by the shareholders. The Company plans to file the Charter Amendment with the Cayman Islands General Registry within 15 days of the EGM. In connection with the EGM, shareholders holding approximately 32,116,947 ordinary shares (the “public shares”) exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s trust account (the “Trust Account”). As a result, approximately $332 million (approximately $10.34 per public share) will be removed from the Trust Account to pay such holders and approximately $25 million will remain in the Trust Account. Following redemptions, the Company will have approximately 2,383,053 public shares outstanding.

Nasdaq Notices

As disclosed in the Current Report on Form 8-K the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2023, the Company received a written notice (the “March Notice”) dated March 23, 2023 from the Listing Qualifications division of the Nasdaq Stock Market (“Nasdaq”) stating that the Company has not paid certain fees required by Nasdaq Listing Rule 5250(f) and that the Company will be delisted unless it appeals such determination. As of the date of the March Notice, the Company’s past due fee balance totaled $151,000. As of the date of this annual report, the Company has paid the fee to file an appeal to Nasdaq’s determination. A hearing is scheduled for May 5, 2023.

As disclosed in the Current Report on Form 8-K the Company filed with the SEC on April 7, 2023, the Company received a written notice (the “April Notice”) from the Nasdaq indicating that the Company was not in compliance with Listing Rule 5450(b)(2)(A), requiring the Company to maintain a Market Value of Listed Securities (“MVLS”) of $50,000,000 for the continued listing of its securities on The Nasdaq Global Market. The April Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq. The April Notice states that the Company has 180 calendar days, or until October 2, 2023, to regain compliance with Listing Rule 5450(b)(2)(A). If at any time during this compliance period the Company’s MLVS closes at $50,000,000 or more for a minimum of ten consecutive business days, Nasdaq will provide the Company with a written confirmation of compliance, and this matter will be closed. If compliance is not achieved by October 2, 2023, the Letter states that the Company will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel. The Letter further notes that alternatively, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). The Company will continue to monitor its MVLS and consider its available options to regain compliance with the Nasdaq minimum MVLS requirements, but there can be no assurance that the Company will be able to do so.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 3, 2021, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters (2)
3.1	Amended and Restated Memorandum and Articles of Association, as amended on February 3, 2023*
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A Ordinary Share Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Warrant Agreement, dated November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (2)
4.5	Description of Registered Securities (3)
10.1	Letter Agreement, dated November 3, 2021, by and among the Company, its officers, its directors and the Sponsor (2)
10.2	Investment Management Trust Agreement, dated November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (2)
10.3	Private Placement Units Purchase Agreement, dated November 3, 2021, by and between the Company and the Sponsor (2)
10.4	Unit Subscription Agreement, dated November 3, 2021, by and between the Company and Cantor (2)
10.5	Registration and Shareholder Rights Agreement, dated as of November 3, 2021, by and between the Company, the Sponsor and Cantor Fitzgerald & Co. (2)
10.6	Form of Indemnity Agreement, dated as of November 3, 2021, by and between the Company and each of the directors and officers of the Company (2)
10.7	Promissory Note, dated as of April 22, 2021, by and between the Company and the Sponsor (1)
10.8	Securities Subscription Agreement, dated as of April 22, 2021, by and between the Company and the Sponsor (1)
14.1	Code of Ethics (3)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.DEF	Inline XBRL Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included as Exhibit 101)*

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 7, 2021.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 8, 2021.
(3)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on April 1, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 17, 2023

SEMPER PARATUS ACQUISITION CORPORATION

By:	/s/ B. Ben Baldanza
Name: B. Ben Baldanza
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Name	Title	Date

/s/ B. Ben Baldanza	B. Ben Baldanza	Chief Executive Officer (Principal Executive Officer)	April 17, 2023

/s/ Jeff Rogers	Jeff Rogers	President, Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 17, 2023

/s/ Richard N. Peretz	Richard N. Peretz	Executive Chairman	April 17, 2023

/s/ Hooman Yazhari	Hooman Yazhari	Vice Chairman	April 17, 2023

/s/ Paul P. Jebely	Paul P. Jebely	Director	April 17, 2023

/s/ Brad Stewart	Brad Stewart	Director	April 17, 2023

/s/ Parizad Olver Parchi	Parizad Olver Parchi	Director	April 17, 2023