Form 10-Q
period 2023-03-31
Semper Paratus Acquisition Corp
filed 2023-05-22
CIK 1860871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 22, 2023 there were 15,816,386 Class A ordinary shares, par value $0.0001 per share, and no Class B ordinary shares, of the registrant issued and outstanding.

SEMPER PARATUS ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

SEMPER PARATUS ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$52,283	$129,186
Prepaid expenses and other assets	44,781	145,170
Total current assets	97,064	274,356
Cash and marketable securities held in Trust Account	25,373,413	356,864,000
TOTAL ASSETS	$25,470,477	$357,138,356
LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$485,074	$210,454
Due to affiliate	182,000	140,000
Total current liabilities	667,074	350,454
Derivative warrant liabilities	58,000	7,250
Deferred underwriting fee payable	14,700,000	14,700,000
Total liabilities	15,425,074	15,057,704
COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 2,383,053 and 34,500,000 shares at redemption value of $10.65 and $10.34 per share as of March 31, 2023 and December 31, 2022, respectively	25,373,413	356,864,000
SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; 13,433,333 and 1,450,000 shares issued and outstanding (excluding 2,383,053 and 34,500,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022, respectively	1,343	145
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; no shares and 11,983,333 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	1,198
Accumulated deficit	(15,329,353)	(14,784,691)
Total shareholders’ deficit	(15,328,010)	(14,783,348)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$25,470,477	$357,138,356

The accompanying notes are an integral part of these unaudited condensed financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months
	Ended
	March 31,
	2023	2022

General and administrative	$493,912	$282,879
Total operating expenses	(493,912)	(282,879)

Other income:
Unrealized gain on investments held in Trust Account	1,780,062	140,891
Change in fair value of warrants	(50,750)	116,000
Total other income, net	1,729,312	256,891

Net income (loss)	$1,235,400	$(25,988)

Weighted average shares outstanding of Class A Ordinary shares	15,966,122	35,950,000
Basic and diluted net income (loss) per share, Class A	$0.04	$(0.00)

Weighted average shares outstanding of Class A Ordinary shares (non-redeemable)	7,456,296	—
Basic and diluted net income (loss) per share, Class A (non-redeemable)	$0.04	$—

Weighted average shares outstanding of Class B Ordinary shares	4,527,037	11,983,333
Basic and diluted net income (loss) per share, Class B	$0.04	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares
	Class A						Total
	(Redeemable)		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, January 1, 2023	1,450,000	$145	11,983,333	$1,198	$—	$(14,784,691)	$(14,783,348)
Conversion of Class B shares	11,983,333	1,198	(11,983,333)	(1,198)	—	—	—
Accretion of carrying value to redemption value	—	—	—	—	—	(1,780,062)	(1,780,062)
Net Income	—	—	—	—	—	1,235,400	1,235,400
Balance, March 31, 2023	13,433,333	$1,343	—	$—	$—	$(15,329,353)	$(15,328,010)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares						Total
	Class A		Class B		Additional	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance, January 1, 2022	1,450,000	$145	11,983,333	$1,198	$—	$(14,229,052)	$(14,227,709)
Net loss	—	—	—	—	—	(25,988)	(25,988)
Balance, March 31, 2022	1,450,000	145	11,983,333	1,198	—	(14,255,040)	(14,253,697)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	For the three months	For the three months
	ended March 31, 2023	ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,235,400	$(25,988)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(1,780,062)	(140,891)
Change in fair value of warrants	50,750	(116,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	100,389	50,219
Due to affiliate	42,000	30,000
Accounts payable and accrued expenses	274,620	89,625
Net cash used in operating activities	$(76,903)	$(113,035)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account in connection with redemption	333,270,649	—
Net cash flows provided by investing activities	$333,270,649	$—

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of offering costs	(333,270,649)	—
Net cash flows used in financing activities	$(333,270,649)	$—

NET CHANGE IN CASH	$(76,903)	$(113,035)

CASH, BEGINNING OF PERIOD	129,186	344,581

CASH, END OF PERIOD	$52,283	$231,546

Supplemental disclosure of noncash activities:
Remeasurement for redeemable shares to redemption value	$1,780,062	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2023 (UNAUDITED)

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below, and the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on November 3, 2021. On November 8, 2021, the Company consummated the IPO of 30,000,000 units (“Units”) with respect to the ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $300,000,000, which is discussed in Note 3. The company has selected December 31 as its fiscal year end.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (as amended by the Charter Amendment, the “Memorandum and Articles of Association”). In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of ordinary shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

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

On January 30, 2023, shareholders (the “Initial Shareholders”) holding all of the issued and outstanding Class B ordinary shares (the “Founder Shares”) of the Company elected to convert their Class B ordinary shares into Class A ordinary shares of the Company (“Class A Shares”) on a one-for-one basis (the “Conversion”). As a result, 11,983,333 of the Company’s Class B ordinary shares were cancelled and 11,983,333 Class A Shares were issued to such converting Class B stockholders. The Initial Shareholders agreed that all of the terms and conditions applicable to the Founder Shares set forth in the Letter Agreement, dated November 3, 2021, by and among the Company, its officers, its directors and the Initial Shareholders (the “Letter Agreement”), shall continue to apply to the Class A Shares that the Founder Shares converted into, including the voting agreement, transfer restrictions and waiver of any right, title, interest or claim of any kind to the Trust Account (as defined in the Letter Agreement) or any monies or other assets held therein. Following the Conversion, on January 30, 2023, the Company had 47,933,333 Class A Shares issued and outstanding and no Class B ordinary shares issued and outstanding.

On February 3, 2023, the Company held an extraordinary general meeting of shareholders for the purpose of considering and voting on the Charter Amendment (as defined below) and, if presented, the proposal to adjourn the meeting to a later date.

Charter Amendment

At the meeting, the shareholders of the Company approved an amendment (the “Charter Amendment”) to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination from February 8, 2023 to December 15, 2023. Under Cayman Islands law, the Charter Amendment took effect upon approval by the shareholders. The Company filed the Charter Amendment with the Cayman Islands General Registry within 15 days of the meeting. In connection with the meeting, shareholders holding approximately 32,116,947 ordinary shares (the “public shares”) exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $332 million (approximately $10.34 per public share) was removed from the Trust Account to pay such holders and approximately $25 million remained in the Trust Account. Following redemptions, the Company has 2,383,053 public shares outstanding.

Nasdaq Notices

On March 23, 2023, the Company received a written notice (the “March Notice”) from the Listing Qualifications division of the Nasdaq Stock Market (“Nasdaq”) stating that the Company had not paid certain fees required by Nasdaq Listing Rule 5250(f) and that the Company would be delisted unless it appeals such determination. As of the date of the March Notice, the Company’s past due fee balance totaled $151,000. On May 5, 2023 the Company received notification from Nasdaq that the fee delinquency was cured and the Company is now in compliance with Nasdaq’s continued listing standards.

On April 4, 2023, the Company received a written notice (the “April Notice”) from the Nasdaq indicating that the Company was not in compliance with Listing Rule 5450(b)(2)(A), requiring the Company to maintain a Market Value of Listed Securities (“MVLS”) of $50,000,000 for the continued listing of its securities on The Nasdaq Global Market. The April Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq. The April Notice states that the Company has 180 calendar days, or until October 2, 2023, to regain compliance with Listing Rule 5450(b)(2)(A). If at any time during this compliance period the Company’s MLVS closes at $50,000,000 or more for a minimum of ten consecutive business days, Nasdaq will provide the Company with a written confirmation of compliance, and this matter will be closed. If compliance is not achieved by October 2, 2023, the April Notice states that the Company will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel. The April Notice further notes that alternatively, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). The Company will continue to monitor its MVLS and consider its available options to regain compliance with the Nasdaq minimum MVLS requirements, but there can be no assurance that the Company will be able to do so.

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

If the Company is unable to complete a Business Combination by December 15, 2023, the extended date (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares (which converted into Class A ordinary shares) if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Liquidity and Going Concern

As of March 31, 2023, the Company had $52,283 in its operating bank accounts, $25,373,413 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $570,010. As of March 31, 2023, approximately $1.8 million of the amount on deposit in the Trust Account represented interest income.

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

Management has also determined that the mandatory liquidation and subsequent dissolution described in the financial statements, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until December 15, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by December 15, 2023, there will be a mandatory liquidation and subsequent dissolution. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as filed with the SEC on April 17, 2023. The interim results for the period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2023, or for any future interim periods.

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

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs, including those attributable to the underwriters’ exercise of the over-allotment option in full, amounted to $21,266,594 consisting of $6,000,000 of paid underwriting fees, $14,700,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below) and $566,594 of other costs and was charged to shareholders’ equity upon the completion of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, 2,383,053 and 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

At March 31, 2023 and December 31, 2022, the Class A ordinary share subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Class A ordinary share subject to possible redemption, January 1, 2022	351,900,000
Plus:
Accretion of carrying value to redemption value	4,964,000
Class A ordinary share subject to possible redemption, December 31, 2022	$356,864,000
Less:
Redemption	(333,270,649)
Plus:
Accretion of carrying value to redemption value	1,780,062
Class A ordinary share subject to possible redemption, March 31, 2023	$25,373,413

Net Income (Loss) per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B Ordinary shares (the “Founder Shares”). On January 30, 2023, holders of all of the issued and outstanding Founder Shares elected to convert their Founder Shares into Class A ordinary shares of the Company on a one-for-one basis. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 17,975,000 ordinary shares at $11.50 per share were issued on November 8, 2021. At March 31, 2023 and December 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 17,975,000 Class A ordinary shares underlying the Public Warrants and Private Placement Warrants were excluded from diluted earnings per share for the three months ended March 31, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of share.

	For the three months ended
	March 31, 2023			March 31, 2022
	Class A (Redeemable)	Class A (Non - Redeemable)	Class B	Class A	Class B
	Ordinary	Ordinary	Ordinary	Ordinary	Ordinary
	Share	Shares	Share	Share	Share
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$705,722	$329,577	$200,101	$(19,491)	$(6,497)

Denominator:
Weighted average shares outstanding	15,966,122	7,456,296	4,527,037	35,950,000	11,983,333

Basic and dilution net income (loss) per share	$0.04	$0.04	$0.04	$(0.00)	$(0.00)

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

The initial shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property.

On January 30, 2023, the initial shareholders holding all of the Founder Shares elected to convert their Founder Shares into Class A ordinary shares of the Company on a one-for-one basis (the “Conversion”). As a result, 11,983,333 of the Company’s Class B ordinary shares were cancelled and 11,983,333 Class A ordinary shares were issued to such converting initial shareholders. The initial shareholders agreed that all of the terms and conditions applicable to the Founder Shares set forth in the Letter Agreement shall continue to apply to the Class A ordinary shares that the Founder Shares converted into, including the voting agreement, transfer restrictions and waiver of any right, title, interest or claim of any kind to the Trust Account or any monies or other assets held therein.

Related Party Loans

On April 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. The note payable of $121,158 was repaid on November 8, 2021. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Note.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Support Services

Commencing on the date of the final prospectus, the Company will agree to pay the Sponsor a total of $10,000 per month for office space and administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. At March 31, 2023 and December 31, 2022, $30,000 and $120,000, respectively, have been accrued under this arrangement and included in due to affiliate on the accompanying balance sheets.

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

Note 7 — Shareholders’ Deficit

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 13,433,333 and 1,450,000 Class A ordinary shares issued and outstanding (excluding 2,383,053 and 34,500,000 Class A ordinary shares subject to possible redemption), respectively.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share of Class B ordinary shares. As of March 31, 2023, and December 31, 2022, there were 0 and 11,983,333 Class B ordinary shares outstanding, respectively, none of which are subject to forfeiture since the underwriters’ over-allotment option was exercised in full.

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

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023, and December 31, 2022, there were no preferred shares issued or outstanding.

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

At March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2023:		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$25,373,413	$—	$—
Warrant Liability- Private Placement Warrants	3	—	—	58,000

December 31, 2022:		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$356,864,000	$—	$—
Warrant Liability- Private Placement Warrants	3	—	—	7,250

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements at March 31, 2023 and December 31, 2022:

	At March 31, 2023	At December 31, 2022
Share Price	$10.79	$10.33
Exercise Price	$11.50	$11.50
Term (years)	5.51	5.10
Industry Volatility	3.40%	4.40%
Risk Free Rate	3.52%	3.91%
Dividend Yield	0.00%	0.00%

Note 10 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date these financial statements were available to be issued. Based on this review, other than as described in these financial statements and as stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in these financial statements.

On April 4, 2023, the Company received a written notice (the “April Notice”) from the Nasdaq indicating that the Company was not in compliance with Listing Rule 5450(b)(2)(A), requiring the Company to maintain a Market Value of Listed Securities (“MVLS”) of $50,000,000 for the continued listing of its securities on The Nasdaq Global Market. The April Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq. The April Notice states that the Company has 180 calendar days, or until October 2, 2023, to regain compliance with Listing Rule 5450(b)(2)(A). If at any time during this compliance period the Company’s MLVS closes at $50,000,000 or more for a minimum of ten consecutive business days, Nasdaq will provide the Company with a written confirmation of compliance, and this matter will be closed. If compliance is not achieved by October 2, 2023, the April Notice states that the Company will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearings Panel. The April further notes that alternatively, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that it then satisfies the requirements for continued listing on that market). The Company will continue to monitor its MVLS and consider its available options to regain compliance with the Nasdaq minimum MVLS requirements, but there can be no assurance that the Company will be able to do so.

On May 3, 2023, the Company entered into a subscription agreement (“Subscription Agreement”) with Polar Multi-Strategy Master Fund (the “Investor”) and Semper Paratus Sponsor LLC (the “Sponsor”). Subject to, and in accordance with the terms and conditions of the Subscription Agreement, the parties agreed that:

●	The Investor shall make a cash contribution of $151,000 to the Sponsor (the “Initial Capital Contribution”) on or prior to May 3, 2023, or on such date as the parties may agree in writing.
●	The Initial Capital Contribution will in turn be loaned by the Sponsor to the Company to cover working capital expenses (the “SPAC Loan”).
●	In consideration for the Initial Capital Contribution, the Company will issue 151,000 Class A ordinary shares, par value $0.0001 per share, of the Company (“Class A Ordinary Shares”) to the Investor at the closing of the initial business combination (the “De-SPAC Closing”), which shares shall be subject to no transfer restrictions or any other lock-up provisions, earn outs, or other contingencies and shall be registered as part of any registration statement to be filed in connection with the De-SPAC Closing or, if no such registration statement is filed in connection with the De-SPAC Closing, pursuant to the first registration statement to be filed by the Company or the surviving entity following the De-SPAC Closing.
●	The SPAC Loan shall not accrue interest and shall be repaid by the Company upon the De-SPAC Closing. The Sponsor will pay to the Investor all repayments of the SPAC Loan the Sponsor has received within five business days of the De-SPAC Closing. The Investor may elect at the De-SPAC Closing to receive such payments in cash or Class A Ordinary Shares at a rate of one Class A Ordinary Share for each $10 of the Initial Capital Contribution. If the Company liquidates without consummating the initial business combination, any amounts remaining in the Sponsor or Company’s cash accounts, not including the Company’s trust account, will be paid to the Investor within five days of the liquidation.
●	On the De-SPAC Closing, the Sponsor will pay the Investor an amount equal to the reasonable attorney fees incurred by the Investor in connection with the Subscription Agreement not to exceed $5,000.

Purchase Agreement

On May 4, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with SSVK Associates, LLC (the “Acquirer”) and the Sponsor, pursuant to which the Acquirer will purchase from the Sponsor (x) 7,988,889 Class A Ordinary Shares and (y) 1,000,000 private placement units, each consisting of one Class A Ordinary Share and one-half of one redeemable warrant that is exercisable for one Class A Ordinary Share, free and clear of all liens and encumbrances (other than those contained in the Letter Agreement, dated November 3, 2021, by and among the Company, its officers, directors and the Sponsor, and the Underwriting Agreement, dated November 3, 2021, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters (the “Underwriting Agreement”)), for an aggregate purchase price of $1.00 (the “Purchase Price”) payable at the time of the initial business combination.

In addition to the payment of the Purchase Price, the Acquirer also assumed the following obligations: (i) responsibility for all of Company’s public company reporting obligations; (ii) the obligations of the Sponsor under the Subscription Agreement, (iii) responsibility for the Company’s D&O insurance premium to extend the Company’s existing D&O insurance policy and maintain D&O coverage through the closing of the initial business combination and obtain appropriate tail coverage; (iv) responsibility for the Company’s outstanding legal fees owed by the Company; and (v) all other obligations of the Sponsor related to the Company.

Pursuant to the Purchase Agreement, the Acquirer has the right to replace the Company’s current directors and officers with directors and officers as the Acquirer may select in its sole discretion. The obligations of the Sponsor to consummate the transactions contemplated by the Purchase Agreement are subject to the satisfaction or written waiver by the Sponsor of the following conditions: (a) the approval of the board of directors the SPAC; (b) the approval of the members of the Sponsor; (c) the consent or waiver of the underwriters under the Underwriting Agreement; (d) the filing of its quarterly report on Form 10-Q by the SPAC for the quarter ended March 31, 2023.

The Purchase Agreement contains customary representations and warranties of the parties, including, among others, with respect to corporate organization, corporate authority, and compliance with applicable laws. The representations and warranties of each party set forth in the Purchase Agreement were made solely for the benefit of the other parties to the Purchase Agreement, and investors are not third-party beneficiaries of the Purchase Agreement. In addition, such representations and warranties (a) are subject to materiality and other qualifications contained in the Purchase Agreement, which may differ from what may be viewed as material by investors, (b) were made only as of the date of the Purchase Agreement or such other date as is specified in the Purchase Agreement and (c) may have been included in the Purchase Agreement for the purpose of allocating risk between the parties rather than establishing matters as facts. Accordingly, the Purchase Agreement is included with this filing only to provide investors with information regarding the terms of the Purchase Agreement, and not to provide investors with any other factual information regarding any of the parties or their respective businesses.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023, relates to the Company’s formation, the initial public offering (the “IPO”) and the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).

For the three months ended March 31, 2023, we had net income of $1,235,400, which consisted of $1,780,062 unrealized gain on investment held in the Trust Account, offset by $50,750 change in the fair value of warrants and $493,912 of general and administrative expenses.

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

For the three months ended March 31, 2023, net cash used in operating activities was $76,903, net income of $1,235,400 was impacted by the unrealized gain on investments held in the Trust Account of $1,780,062, offset by a change in the fair value of warrants of $50,750 and changes in operating asset and liabilities of $417,009.

For the three months ended March 31, 2022, net cash used in operating activities was $113,035, net loss of $25,988 was impacted by the unrealized gain on investments held in the Trust Account of $140,891, a change in the fair value of warrants of $116,000 and changes in operating asset and liabilities of $169,844.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the Private Placement Warrants included in Private Placement Units and the redeemable warrants (the “Public Warrants”) that were included in units issued by the Company in its Initial Public Offering (collectively, the “Warrants”) in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”),

under which the Private Placement Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Placement Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO filed with the SEC on November 5, 2021 and our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 17, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on November 5, 2021 and our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 17, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association, as amended (incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2023).
10.1

Subscription Agreement, dated May 3, 2023, by and among Semper Paratus Acquisition Corporation, Semper Paratus Sponsor LLC and Polar Multi-Strategy Master Fund (incorporated by reference to the Current Report on Form 8-K filed on May 9, 2023).

10.2

Purchase Agreement, dated May 4, 2023, by and among SSVK Associates, LLC, Semper Paratus Acquisition Corporation and Semper Paratus Sponsor LLC (incorporated by reference to the Current Report on Form 8-K filed on May 9, 2023).

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

SEMPER PARATUS ACQUISITION CORPORATION

Date: May 22, 2023	By:	/s/ B. Ben Baldanza
	Name:	B. Ben Baldanza
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2023	By:	/s/ Jeff Rogers
	Name:	Jeff Rogers
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)