Form 10-Q
period 2023-06-30
Semper Paratus Acquisition Corp
filed 2023-08-21
CIK 1860871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 21, 2023 there were 15,816,386 Class A ordinary shares, par value $0.0001 per share, and no Class B ordinary shares, of the registrant issued and outstanding.

SEMPER PARATUS ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

SEMPER PARATUS ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$556,010	$129,186
Prepaid expenses and other assets	143,317	145,170
Total current assets	699,327	274,356

Cash and marketable securities held in Trust Account	25,675,938	356,864,000
TOTAL ASSETS	$26,375,265	$357,138,356

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$694,918	$210,454
Convertible note payable, net of discount	625,694	—
Due to affiliate	200,000	140,000
Total current liabilities	1,520,612	350,454

Derivative warrant liabilities	29,000	7,250
Deferred underwriting fee payable	14,700,000	14,700,000
Total liabilities	16,249,612	15,057,704

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 2,383,053 and 34,500,000 shares at redemption value of $10.77 and $10.34 per share as of June 30, 2023 and December 31, 2022, respectively	25,675,938	356,864,000

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; 13,433,333 and 1,450,000 shares issued and outstanding (excluding 2,383,053 and 34,500,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	1,343	145
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; no shares and 11,983,333 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	1,198
Additional paid-in capital	—	—
Accumulated deficit	(15,551,628)	(14,784,691)
Total shareholders’ deficit	(15,550,285)	(14,783,348)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$26,375,265	$357,138,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

General and administrative	$526,580	$258,585	$1,020,492	$541,464
Total operating expenses	(526,580)	(258,585)	(1,020,492)	(541,464)

Other income (expense):
Unrealized gain on investments held in Trust Account	302,524	327,833	2,082,586	468,724
Change in fair value of warrants	29,000	137,750	(21,750)	253,750
Total other income, net	331,524	465,583	2,060,836	722,474

Net (loss) income	$(195,056)	$206,998	$1,040,344	$181,010

Weighted average shares outstanding of Class A Ordinary shares	3,833,053	35,950,000	9,866,071	35,950,000
Basic and diluted net (loss) income per share, Class A	$(0.01)	$0.00	$0.03	$0.00

Weighted average shares outstanding of Class A Ordinary shares (non-redeemable)	11,983,333	—	19,357,692	—
Basic and diluted net (loss) income per share, Class A (non-redeemable)	$(0.01)	$—	$0.03	$—

Weighted average shares outstanding of Class B Ordinary shares	—	11,983,333	2,251,013	11,983,333
Basic and diluted net (loss) income per share, Class B	$—	$0.00	$0.03	$0.00

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares
	Class A
	(Non- redeemable)		Class B		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	1,450,000	$145	11,983,333	$1,198	$—	$(14,784,691)	$(14,783,348)
Conversion of Class B shares	11,983,333	1,198	(11,983,333)	(1,198)	—	—	—
Accretion of carrying value to redemption value	—	—	—	—	—	(1,780,062)	(1,780,062)
Net Income	—	—	—	—	—	1,235,400	1,235,400
Balance, March 31, 2023	13,433,333	1,343	—	—	—	(15,329,353)	(15,328,010)
Accretion of carrying value to redemption value	—	—	—	—	(275,306)	(27,219)	(302,525)
Proceeds allocated to Class A shares issuable from the convertible note payable	—	—	—	—	275,306	—	275,306
Net Loss	—	—	—	—	—	(195,056)	(195,056)
Balance, June 30, 2023	13,433,333	$1,343	—	$—	$—	$(15,551,628)	$(15,550,285)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares
	Class A		Class B		Additional		Total
					Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	deficit’	Deficit
Balance, December 31, 2021	1,450,000	$145	11,983,333	$1,198	$—	$(14,229,052)	$(14,227,709)
Net Loss	—	—	—	—	—	(25,988)	(25,988)
Balance, March 31, 2022	1,450,000	145	11,983,333	1,198	—	(14,255,040)	(14,253,697)
Net Income	—	—	—	—	—	206,998	206,998
Balance, June 30, 2022	1,450,000	$145	11,983,333	$1,198	$—	$(14,048,042)	$(14,046,699)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$1,040,344	$181,010
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(2,082,586)	(468,724)
Change in fair value of warrants	21,750	(253,750)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,853	182,671
Due to affiliate	60,000	60,000
Accounts payable and accrued expenses	484,463	139,859
Net cash used in operating activities	$(474,176)	$(158,936)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account in connection with redemption	333,270,649	—
Net cash flows provided by investing activities	$333,270,649	$—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	901,000	—
Redemption of ordinary shares	(333,270,649)	—
Net cash flows used in financing activities	$(332,369,649)	$—

NET CHANGE IN CASH	$426,824	$(158,936)
CASH, BEGINNING OF PERIOD	129,186	344,581
CASH, END OF PERIOD	$556,010	$185,645

Supplemental disclosure of noncash activities:
Sale of Class A shares to Investor	$3,955,111	$—
Sale of warrants	$20,000	$—
Remeasurement for redeemable shares to redemption value	$2,082,587	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED)

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

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company’s wholly owned subsidiary, Semper Merger Sub, Inc., a Delaware corporation, was incorporated on June 28, 2023 and has had no activity as of June 30, 2023.

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below, and the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on November 3, 2021. On November 8, 2021, the Company consummated the IPO of 30,000,000 units (“Units”) with respect to the ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $300,000,000, which is discussed in Note 3. The company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 1,360,000 private placement units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Semper Paratus Sponsor LLC (the “Original Sponsor”) and underwriter Cantor Fitzgerald & Co. (“Cantor”), generating gross proceeds of $13,600,000 which is described in Note 4.

On May 4, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with SSVK Associates, LLC (the “Sponsor”) and the Original Sponsor, pursuant to which the Sponsor will purchase from the Original Sponsor (x) 7,988,889 Class A ordinary shares and (y) 1,000,000 private placement units, each consisting of one Class A ordinary share and one-half of one redeemable warrant that is exercisable for one Class A ordinary share, free and clear of all liens and encumbrances (other than those contained in the Letter Agreement, dated November 3, 2021, by and among the Company, its officers, directors and the Original Sponsor, and the Underwriting Agreement, dated November 3, 2021, by and between the Company and Cantor, as representative of the several underwriters (the “Underwriting Agreement”), for an aggregate purchase price of $1.00 (the “Purchase Price”) payable at the time of the initial Business Combination (see Note 5).

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 4,500,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $45,000,000 and incurring additional offering costs of $2,700,000 in underwriting fees all of which are deferred until completion of the Company’s Business Combination. Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 90,000 Private Placement Units to the Original Sponsor, generating gross proceeds of $900,000.

Offering costs for the IPO amounted to $21,266,594, consisting of $6,000,000 of paid underwriting fees, $14,700,000 of deferred underwriting fees payable (the “Original Deferred Fee”) (which are held in the Trust Account (defined below) and $566,594 of other costs. On June 28, 2023, the Company and Cantor entered into a fee reduction agreement (the “Fee Reduction Agreement”), pursuant to which Cantor has agreed to forfeit $9,700,000 of the deferred underwriting fees payable, resulting in a remainder of $5,000,000 of deferred underwriting fees payable (the “Reduced Deferred Fee”) by the Company to Cantor upon the closing of the contemplated Transaction (as defined below) with Tevogen Bio Inc. The Reduced Deferred Fee shall be payable to Cantor in the form of 500,000 shares of the common equity securities of the entity that survives the Transaction. The Fee Reduction Agreement only applies to the consummation of the Transaction with Tevogen Bio Inc and no other potential Business Combinations that may be contemplated or consummated by the Company. In the event that the Company does not complete the Transaction with Tevogen Bio, Inc, the Original Deferred fee shall become due and payable by the Company to Cantor as originally set forth in the Underwriting Agreement, upon the consummation of a Business Combination.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (as amended by the Charter Amendment, the “Memorandum and Articles of Association”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards 480-10-S99, redemption provisions not solely within the control of a company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of ordinary shares classified as temporary equity was the allocated proceeds determined in accordance with FASB 470-20. The ordinary shares are subject to FASB 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Original Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

On January 30, 2023, shareholders (the “Initial Shareholders”) holding all of the issued and outstanding Class B ordinary shares (the “Founder Shares”) of the Company elected to convert their Class B ordinary shares into Class A ordinary shares of the Company on a one-for-one basis (the “Conversion”). As a result, 11,983,333 of the Company’s Class B ordinary shares were cancelled and 11,983,333 Class A ordinary shares were issued to such converting Class B shareholders. The Initial Shareholders agreed that all of the terms and conditions applicable to the Founder Shares set forth in the Letter Agreement, dated November 3, 2021, by and among the Company, its officers, its directors and the Initial Shareholders (the “Letter Agreement”), shall continue to apply to the Class A ordinary shares that the Founder Shares converted into, including the voting agreement, transfer restrictions and waiver of any right, title, interest or claim of any kind to the Trust Account (as defined in the Letter Agreement) or any monies or other assets held therein. Following the Conversion, on January 30, 2023, the Company had 47,933,333 Class A ordinary shares issued and outstanding and no Class B ordinary shares issued and outstanding.

On February 3, 2023, the Company held an extraordinary general meeting of shareholders for the purpose of considering and voting on the Charter Amendment (as defined below) and, if presented, the proposal to adjourn the meeting to a later date.

Charter Amendment

On February 3, 2023, the Company held an extraordinary general meeting of the shareholders for the purpose of considering and voting on a charter amendment. At the meeting, the shareholders of the Company approved an amendment (the “Charter Amendment”) to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination from February 8, 2023 to December 15, 2023. Under Cayman Islands law, the Charter Amendment took effect upon approval by the shareholders. The Company filed the Charter Amendment with the Cayman Islands General Registry within 15 days of the meeting. In connection with the meeting, shareholders holding approximately 32,116,947 ordinary shares (the “public shares”) exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $332 million (approximately $10.34 per public share) was removed from the Trust Account to pay such holders and approximately $25 million remained in the Trust Account. Following redemptions, the Company has 2,383,053 public shares outstanding.

Nasdaq Notices

On March 23, 2023, the Company received a written notice (the “March Notice”) from the Listing Qualifications division of the Nasdaq Stock Market (“Nasdaq”) stating that the Company had not paid certain fees required by Nasdaq Listing Rule 5250(f) and that the Company would be delisted unless it appeals such determination. As of the date of the March Notice, the Company’s past due fee balance totaled $151,000. On May 5, 2023 the Company received notification from Nasdaq that the fee delinquency was cured, and the Company is now in compliance with Nasdaq’s continued listing standards.

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

Notwithstanding the foregoing, the Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the ordinary shares sold in the IPO, without the prior consent of the Company.

The Company’s Original Sponsor, officers and directors (the “Initial Shareholders”) have agreed not to propose an amendment to the Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their ordinary shares in conjunction with any such amendment.

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

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares (which converted into Class A ordinary shares) if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Proposed Business Combination

On June 28, 2023, the Company entered into an Agreement and Plan of Merger by and among the Company, Semper Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), the Sponsor, in its capacity as purchaser representative, Tevogen Bio Inc, a Delaware corporation (“Tevogen Bio”), and Ryan Saadi, in his capacity as seller representative (as may be amended and/or restated from time to time, the “Merger Agreement”), pursuant to which, among other things, the parties will affect the merger of Merger Sub with and into Tevogen Bio, with Tevogen Bio continuing as the surviving entity (the “Merger”), as a result of which all of the issued and outstanding capital stock of Tevogen Bio shall be exchanged for shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), of the Company (the “Share Exchange”) subject to the conditions set forth in the Merger Agreement, with Tevogen Bio surviving the Share Exchange as a wholly owned subsidiary of the Company (the Share Exchange and the other transactions contemplated by the Merger Agreement, together, the “Transaction”).

Prior to the Closing Date, and subject to the satisfaction or waiver of the conditions of the Merger Agreement, the Company will migrate out of the Cayman Islands and domesticate (the “Domestication”) as a Delaware corporation in accordance with Section 388 of the DGCL and Part XIII of the Cayman Islands Companies Act (2021 Revision). In connection with the Domestication, (i) each issued and outstanding Class A ordinary share, par value will convert, on a one-for-one basis, into a duly authorized, validly issued, fully paid and nonassessable share of Class A Common Stock; and, (ii) each issued and outstanding whole warrant to purchase Class A ordinary shares of the Company will automatically represent the right to purchase one share of Class A Common Stock, at an exercise price of $11.50 per share on the terms and conditions set forth in the Company’s warrant agreement. Immediately following the Domestication, (i) the Class A Common Stock will be reclassified as common stock, par value $0.0001 per share (the “Common Stock”); (ii) each issued and outstanding Unit that has not been previously separated into the underlying Class A ordinary share and underlying one-half of one warrant upon the request of the holder thereof, will be cancelled and will entitle the holder thereof to one share of Common Stock and one-half of one public warrant, with a whole public warrant representing the right to acquire one share of Common Stock at an exercise price of $11.50 per share. The Company will change its name to “Tevogen Bio Holdings Inc.” after giving effect to the Domestication.

As consideration for the Merger, the holders of Tevogen Bio’s securities collectively shall be entitled to receive from the Company, in the aggregate, a number of shares of Common Stock (the “Merger Consideration”) with an aggregate value equal to $1,200,000,000. In addition, holders of Tevogen Bio’s securities shall also be entitled to receive from the Company, in the aggregate, an additional 20,000,000 shares of the Common Stock (each an “Earnout Share Payment”) in the event that the VWAP of the Company’s Common Stock, collectively, exceeds (a) $15.00 per share for 20 out of any 30 consecutive trading days beginning on the Closing Date of the Merger Agreement until the 36-month anniversary of the Closing Date, in which case the holders of Tevogen Bio securities shall be entitled to receive an additional 6,666,667 shares of Common Stock, (b) $17.50 per share for 20 out of any 30 consecutive trading days beginning on the Closing Date of the Merger Agreement until the 36-month anniversary of the Closing Date, in which case the holders of Tevogen Bio securities shall be entitled to receive an additional 6,666,667 shares of Common Stock and (c) $20.00 per share for 20 out of any 30 consecutive trading days beginning on the Closing Date of the Merger Agreement until the 36-month anniversary of the Closing Date, in which case the holders of Tevogen Bio securities shall be entitled to receive an additional 6,666,666 shares of Common Stock. In addition, for each Earnout Share Payment, the Company will also issue to Sponsor an additional 1,500,000 shares of Company Common Stock.

The Merger Agreement contains customary conditions to Closing, including the following mutual conditions of the parties (unless waived): (i) approval of the shareholders of the Company and Tevogen Bio of the Transaction and the other matters requiring shareholder approval; (ii) approvals of any required governmental authorities and completion of any antitrust expiration periods; (iii) receipt of specified third party consents; (iv) no law or order preventing the Transaction; (v) the registration statement having been declared effective by the SEC; (vi) no material uncured breach by the other party; (vii) no occurrence of a material adverse effect with respect to the other party; (viii) the satisfaction of the $5,000,001 minimum net tangible asset test by the Company; (ix) approval from NYSE for the listing of the shares of the Company’s Common Stock to be issued in connection with the Transaction; and (x) reconstitution of the post-closing board or directors of the Company.

In addition, unless waived by Tevogen Bio, the obligations of Tevogen Bio to consummate the Transaction are subject to the satisfaction of the following additional closing conditions, in addition to the delivery by the Company of certain related agreements, customary certificates and other closing deliverables: (i) the representations and warranties of the Company being true and correct as of the date of the Merger Agreement and as of the closing (subject to customary exceptions, including materiality qualifiers); (ii) the Company having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Merger Agreement required to be performed or complied with by it on or prior to the date of the closing; (iii) absence of any material adverse effect with respect to the Company since the date of the Merger Agreement which is continuing and uncured; (iv) at the closing, the Company having $25,000,000 in cash and cash equivalents, including funds remaining in the trust account (after giving effect to the completion and payment of any redemptions, purchaser expenses, deferred purchaser expenses, loans owned by the Company to the Sponsor for any purchaser expenses, other administrative costs, other liabilities of the Company as of the closing, and any transaction expenses); (v) the Company shall have made all reasonably necessary arrangements with the trustee to the Trust Account to have the Trust Account funds disbursed to the Company, and there shall be no actions, suits, proceedings, arbitrations or mediations pending or threatened by any person (not including Tevogen Bio and its affiliates) with respect to or against the Trust Account that would reasonably be expected to have a material adverse effect on the Company; and (vi) at least one day prior to closing, the Company shall have delivered to Tevogen Bio a written consent of the board of directors of the Company (or a duly appointed committee thereof authorized to administer the equity incentive plan), authorizing and approving the grant of awards of restricted stock units under the equity incentive plan shares of Common Stock to certain individuals that were executives, employees or individual service providers of Tevogen Bio as of immediately prior to the closing of the Transaction.

Finally, unless waived by the Company, the obligations of the Company to consummate the Transaction are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by the Company of certain related agreements, customary certificates and other closing deliverables: (i) the representations and warranties of Tevogen Bio being true and correct as of the date of the Merger Agreement and as of the closing (subject to customary exceptions, including materiality qualifiers); (ii) Tevogen Bio having performed in all material respects their respective obligations and complied in all material respects with their respective covenants and agreements under the Merger Agreement required to be performed or complied with by them on or prior to the date of the closing; and (iii) absence of any material adverse effect with respect to Tevogen Bio and its subsidiaries on a consolidated basis since the date of the Merger Agreement which is continuing and uncured.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had $556,010 in its operating bank accounts, $25,675,938 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $821,285. As of June 30, 2023, approximately $2.1 million of the amount on deposit in the Trust Account represented interest income.

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs, including those attributable to the underwriters’ exercise of the over-allotment option in full, amounted to $21,266,594 consisting of $6,000,000 of paid underwriting fees, $14,700,000 of deferred underwriting fees payable (the “Original Deferred Fee”) (which are held in the Trust Account (defined below) and $566,594 of other costs and was charged to shareholders’ equity upon the completion of the IPO. On June 28, 2023, the Company and Cantor entered into a fee reduction agreement (the “Fee Reduction Agreement”), pursuant to which Cantor has agreed to forfeit $9,700,000 of the deferred underwriting fees payable, resulting in a remainder of $5,000,000 of deferred underwriting fees payable (the “Reduced Deferred Fee”) by the Company to Cantor upon the closing of the contemplated Transaction (as defined below) with Tevogen Bio Inc. The Reduced Deferred Fee shall be payable to Cantor in the form of 500,000 shares of the common equity securities of the entity that survives the Transaction. The Fee Reduction Agreement only applies to the consummation of the Transaction with Tevogen Bio Inc and no other potential Business Combinations that may be contemplated or consummated by the Company. In the event that the Company does not complete the Transaction with Tevogen Bio, Inc, the Original Deferred fee shall become due and payable by the Company to Cantor as originally set forth in the Underwriting Agreement, upon the consummation of a Business Combination.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 2,383,053 and 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

At June 30, 2023 and December 31, 2022, the Class A ordinary share subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Class A ordinary share subject to possible redemption, January 1, 2022	351,900,000
Plus:
Accretion of carrying value to redemption value	4,964,000
Class A ordinary share subject to possible redemption, December 31, 2022	$356,864,000
Less:
Redemption	(333,270,649)
Plus:
Accretion of carrying value to redemption value	2,082,587
Class A ordinary share subject to possible redemption, June 30, 2023	$25,675,938

Net (Loss) Income per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B Ordinary shares (the “Founder Shares”). On January 30, 2023, holders of all of the issued and outstanding Founder Shares elected to convert their Founder Shares into Class A ordinary shares of the Company on a one-for-one basis. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 17,975,000 ordinary shares at $11.50 per share were issued on November 8, 2021. At June 30, 2023 and December 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 17,975,000 Class A ordinary shares underlying the Public Warrants and Private Placement Warrants were excluded from diluted earnings per share for the three and six months ended June 30, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of share.

	For the Three Months Ended June 30,					For the Six Months Ended June 30,
	2023			2022		2023			2022
	Class A (Redeemable) Ordinary Shares	Class A (Non – Redeemable) Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A (Redeemable) Ordinary Shares	Class A (Non – Redeemable) Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(47,271)	$(147,785)	$—	$155,249	$51,749	$326,106	$639,835	$74,403	$135,758	$45,252

Denominator:
Weighted average shares outstanding	3,833,053	11,983,333	—	35,950,000	11,983,333	9,866,071	19,357,692	2,251,013	35,950,000	11,983,333

Basic and dilution net (loss) income per share	$(0.01)	$(0.01)	$—	$0.00	$0.00	$0.03	$0.03	$0.03	$0.00	$0.00

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

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

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

Note 4 — Private Placement Warrants

On November 8, 2021, simultaneously with the consummation of the IPO and the underwriters’ exercise of their over-allotment option, the Company consummated the issuance and sale (“Private Placement”) of 1,450,000 units (the “Private Placement Units”) in a private placement transaction at a price of $10.00 per Placement Unit, generating gross proceeds of $14,500,000. The Private Placement Units were purchased by Cantor (150,000 Units) and the Original Sponsor (1,300,000 Units). Each Private Placement Unit consisted of one Placement Share and one-half of a redeemable warrant (“Placement Warrant”). Each whole Placement Warrant will be exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Units was added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will be worthless.

On June 7, 2023, the Original Sponsor transferred 1,000,000 Private Placement Units to the Sponsor in connection with the Purchase Agreement (see Note 6).

Note 5 — Related Party Transactions

Founder Shares

Our Original Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 8,625,000 Class B ordinary shares (the “Founder Shares”) which were issued on April 22, 2021. In August 2021, the Company effectuated a dividend of approximately 0.3628 shares for each outstanding Class B ordinary share resulting in an aggregate of 11,754,150 Class B ordinary shares outstanding. On October 1, 2021, the Company effectuated a dividend of approximately 0.0195 shares for each outstanding Class B ordinary share resulting in an aggregate of 11,983,333 Class B Founder shares outstanding (up to 1,530,000 of which are subject to forfeiture if the underwriters’ over-allotment option is not exercised in full). The Founder Shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions. The initial shareholders had agreed to forfeit up to 1,530,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. Since the underwriters’ exercised the over-allotment option in full, no Founder Shares are subject to forfeiture.

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

On May 4, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with SSVK Associates, LLC (the “Sponsor”) and the Original Sponsor, pursuant to which the Sponsor will purchase from the Original Sponsor (x) 7,988,889 Class A ordinary shares and (y) 1,000,000 private placement units, each consisting of one Class A ordinary share and one-half of one redeemable warrant that is exercisable for one Class A ordinary share, free and clear of all liens and encumbrances (other than those contained in the Letter Agreement, dated November 3, 2021, by and among the Company, its officers, directors and the Original Sponsor, and the Underwriting Agreement, dated November 3, 2021, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters (the “Underwriting Agreement”), for an aggregate purchase price of $1.00 (the “Purchase Price”) payable at the time of the initial Business Combination. On June 7, 2023, the Original Sponsor transferred 7,988,889 Class A ordinary shares to the Sponsor, pursuant to the Purchase Agreement (see Note 6). The Company estimated the aggregate fair values of the 7,988,889 Class A non-redeemable ordinary shares, the 1,000,000 Private Placement shares, and the 500,000 public warrants transferred to be $3,515,111, $440,000, and $20,000, respectively or $0.44 per share and $0.04 per warrant.

The fair value of the Class A non-redeemable shares was based on the following inputs:

May 4, 2023
Discount for lack of marketability	6.80%
Stock price as of measurement date	$10.77
Probability of transaction	4.40%

Related Party Loans

On April 22, 2021, the Original Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the IPO. The note payable of $121,158 was repaid on November 8, 2021.

Convertible Note Payable

On May 3, 2023, the Company and the Original Sponsor entered into a Subscription Agreement with Polar Multi-Strategy Master Fund (the “Investor”) where the Investor agreed to make a cash contribution of $151,000 to the Sponsor (the “Initial Capital Contribution”) on or prior to May 3, 2023. The Initial Capital Contribution would in turn be loaned by the Original Sponsor to the Company to cover working capital expenses. In consideration for the Initial Capital Contribution, the Company will issue 151,000 Class A ordinary shares, par value $0.0001 per share, of the Company to the Investor at the closing of the initial business combination (the “De-SPAC Closing”). The SPAC Loan shall not accrue interest and shall be repaid by the Company upon the De-SPAC Closing. The Investor may elect at the De-SPAC Closing to receive such payments in cash or shares of Class A common Stock at a rate of 1 Class A common stock for each $10 of Initial Capital Contribution. If the Company liquidates without consummating the initial business combination, any amounts remaining in the Original Sponsor or Company’s cash accounts, not including the Company’s trust account, will be paid to the Investor within five days of the liquidation.

On June 20, 2023, the Sponsor and the Company entered into a second Subscription Agreement with the Investor where the Investor agreed to lend to the Sponsor, which will in turn be lent to the Company, an aggregate of $1,500,000 to cover working capital expenses (the “SPAC Loan”). One half of the SPAC Loan shall be made by the Investor to the Sponsor in cash and the remaining $750,000 will be made by the Investor to the Sponsor in cash on the later of the Sponsor’s request and the first filing of the S-4 for the Company’s business combination. In consideration for the SPAC Loan, the Company will issue 750,000 Class A ordinary shares, par value $0.0001 per share, of the Company to the Investor at the De-SPAC Closing. The Investor may elect at the De-SPAC Closing to receive such payments in cash or shares of Class A common Stock at a rate of 1 Class A common stock for each $10 of Initial Capital Contribution. If the Company liquidates without consummating the initial business combination, any amounts remaining in the Original Sponsor or Company’s cash accounts, not including the Company’s trust account, will be paid to the Investor within five days of the liquidation. As of June 30, 2023, the Company had $750,000 borrowings under the SPAC Loan.

Collectively, the First Polar Fund Convertible Note and the Second Polar Fund Convertible Note are referred to as the Convertible Notes. The Company accounted for the Class A common stock they could be converted (“equity instrument”) to as equity-classified instruments based on an assessment of the specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the equity instrument is freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the equity instrument meets all the requirements for equity classification under ASC 815, including whether the equity instrument is indexed to the Company’s own common stock, among other conditions for the equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of equity instrument issuance. Both the Convertible Promissory Note and the equity instrument meet the scope exception of ASC 815-10-15-74(a). The Company applied the guidance in ASC 470-20-25-2 “Debt With Conversion and Other Options”, requiring that the loan proceeds be allocated to the two instruments based on their relative fair values. At May 3, 2023 the Company allocated $104,861 of the proceeds to the First Polar Fund Convertible Note and $46,139 for the equity instrument. The Company estimated the aggregate fair value of the 151,000 shares to be issued to be $66,440 or $0.44 per share. At June 20, 2023 the Company allocated $520,833 of the proceeds to the Second Polar Fund Convertible Note and $229,167 for the equity instruments. The Company estimated the aggregate fair value of the 750,000 shares to be issued to be $330,000 or $0.44 per share. At June 30, 2023 the carrying values of the Convertible Promissory Notes and the discounts were $625,694 and $275,306, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Support Services

Commencing on the date of the final prospectus, the Company agreed to pay the Original Sponsor a total of $10,000 per month for office space and administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. At June 30, 2023 and December 31, 2022, $60,000 and $120,000, respectively, have been accrued under this arrangement and included in due to affiliate on the accompanying balance sheets.

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

The underwriters were paid a cash underwriting discount of $0.20 per unit, or $6,000,000 in the aggregate at the closing of the IPO. The underwriters have agreed to defer the cash underwriting discount of $0.20 per share related to the over-allotment to be paid at Business Combination ($900,000 in the aggregate). In addition, the underwriters are entitled to a deferred underwriting commissions of $0.40 per unit, or $13,800,000 from the closing of the IPO. The total deferred fee is $14,700,000 (the “Original Deferred Fee”) consisting of the $13,800,000 deferred portion and the $900,000 cash discount agreed to be deferred until Business Combination. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On June 28, 2023, the Company and Cantor entered into a fee reduction agreement (the “Fee Reduction Agreement”), pursuant to which Cantor has agreed to forfeit $9,700,000 of the deferred underwriting fees payable, resulting in a remainder of $5,000,000 of deferred underwriting fees payable (the “Reduced Deferred Fee”) by the Company to Cantor upon the closing of the contemplated Transaction (as defined below) with Tevogen Bio Inc. The Reduced Deferred Fee shall be payable to Cantor in the form of 500,000 shares of the common equity securities of the entity that survives the Transaction. The Fee Reduction Agreement only applies to the consummation of the Transaction with Tevogen Bio Inc and no other potential Business Combinations that may be contemplated or consummated by the Company. In the event that the Company does not complete the Transaction with Tevogen Bio, Inc, the Original Deferred fee shall become due and payable by the Company to Cantor as originally set forth in the Underwriting Agreement, upon the consummation of a Business Combination.

Subscription Agreement

As noted in Note 5, on May 3, 2023, the Company entered into a subscription agreement (“Subscription Agreement”) with the Investor and the Original Sponsor. Pursuant to the May 4, 2023 Purchase Agreement, the Sponsor assumed the obligations of the Original Sponsor under the Subscription Agreement. Subject to, and in accordance with the terms and conditions of the Subscription Agreement, the parties agreed that:

●	The Investor shall make a cash contribution of $151,000 to the Sponsor (the “Initial Capital Contribution”) on or prior to May 3, 2023, or on such date as the parties may agree in writing.

●	The Initial Capital Contribution will in turn be loaned by the Sponsor to the Company to cover working capital expenses (the “SPAC Loan”).

●	In consideration for the Initial Capital Contribution, the Company will issue 151,000 Class A ordinary shares, par value $0.0001 per share, of the Company to the Investor at the closing of the initial business combination (the “De-SPAC Closing”), which shares shall be subject to no transfer restrictions or any other lock-up provisions, earn outs, or other contingencies and shall be registered as part of any registration statement to be filed in connection with the De-SPAC Closing or, if no such registration statement is filed in connection with the De-SPAC Closing, pursuant to the first registration statement to be filed by the Company or the surviving entity following the De-SPAC Closing.

●	The SPAC Loan shall not accrue interest and shall be repaid by the Company upon the De-SPAC Closing. The Original Sponsor will pay to the Investor all repayments of the SPAC Loan the Sponsor has received within five business days of the De-SPAC Closing. The Investor may elect at the De-SPAC Closing to receive such payments in cash or Class A ordinary shares at a rate of one Class A ordinary share for each $10 of the Initial Capital Contribution. If the Company liquidates without consummating the initial business combination, any amounts remaining in the Original Sponsor or Company’s cash accounts, not including the Company’s trust account, will be paid to the Investor within five days of the liquidation.

●	On the De-SPAC Closing, the Original Sponsor will pay the Investor an amount equal to the reasonable attorney fees incurred by the Investor in connection with the Subscription Agreement not to exceed $5,000.

On June 20, 2023, the Company entered into a second subscription agreement (the “Second Subscription Agreement”) with the Investor and SSVK Associates, LLC (the “Sponsor”). Subject to, and in accordance with the terms and conditions of the Second Subscription Agreement, the parties agreed that:

●	The Investor shall make a cash contribution of up to $750,000 to the Sponsor (the “Initial Capital Contribution”) on or prior to June 21, 2023, or on such date as the parties may agree in writing.

●	The Initial Capital Contribution will in turn be loaned by the Sponsor to the Company in cash on the later of the Sponsor’s request and the first filing of the S-4 for the SPAC’s business combination

●	In consideration for the Additional Capital Commitment, SPAC will issue a further 1 share of Class A Common Stock for each dollar of the Additional Capital Commitment funded to the Investor at the close of the business combination (“Subscription Shares”). The Subscription Shares shall be subject to no transfer restrictions or any other lock-up provisions, earn outs, or other contingencies. The Subscription Shares (i) shall be registered as part of any registration statement issuing shares before or in connection with the De- SPAC Closing or (ii) if no such registration statement is filed in connection with the de-SPAC Closing, shall promptly be registered pursuant to the first registration statement filed by the SPAC or the surviving entity following the De-SPAC Closing, which shall be filed no later than 30 days after the De-SPAC Closing and declared effective no later than 90 days after the De-SPAC Closing.

●	The SPAC Loan shall not accrue interest and shall be repaid by the Company upon the De-SPAC Closing. The Sponsor will pay to the Investor all repayments of the SPAC Loan the Sponsor has received within five business days of the De-SPAC Closing. The Investor may elect at the De-SPAC Closing to receive such payments in cash or Class A ordinary shares at a rate of one Class A ordinary share for each $10 of the Initial Capital Contribution. If the Company liquidates without consummating the initial business combination, any amounts remaining in the Sponsor or Company’s cash accounts, not including the Company’s trust account, will be paid to the Investor within five days of the liquidation.

●	On the De-SPAC Closing, the Sponsor will pay the Investor an amount equal to the reasonable attorney fees incurred by the Investor in connection with the Subscription Agreement not to exceed $5,000.

Purchase Agreement

On May 4, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with SSVK Associates, LLC (the “Sponsor”) and the Original Sponsor, pursuant to which the Sponsor will purchase from the Original Sponsor (x) 7,988,889 Class A ordinary shares and (y) 1,000,000 private placement units, each consisting of one Class A ordinary share and one-half of one redeemable warrant that is exercisable for one Class A ordinary share, free and clear of all liens and encumbrances (other than those contained in the Letter Agreement, dated November 3, 2021, by and among the Company, its officers, directors and the Original Sponsor, and the Underwriting Agreement, dated November 3, 2021, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters (the “Underwriting Agreement”), for an aggregate purchase price of $1.00 (the “Purchase Price”) payable at the time of the initial business combination.

In addition to the payment of the Purchase Price, the Sponsor also assumed the following obligations: (i) responsibility for all of Company’s public company reporting obligations; (ii) the obligations of the Original Sponsor under the May 3, 2023 Subscription Agreement, (iii) responsibility for the Company’s D&O insurance premium to extend the Company’s existing D&O insurance policy and maintain D&O coverage through the closing of the initial business combination and obtain appropriate tail coverage; (iv) responsibility for the Company’s outstanding legal fees owed by the Company; and (v) all other obligations of the Original Sponsor related to the Company.

Pursuant to the Purchase Agreement, the Sponsor had the right to replace the Company’s current directors and officers with directors and officers as the Sponsor may select in its sole discretion. The obligations of the Original Sponsor to consummate the transactions contemplated by the Purchase Agreement were subject to the satisfaction or written waiver by the Original Sponsor of the following conditions: (a) the approval of the board of directors the SPAC; (b) the approval of the members of the Original Sponsor; (c) the consent or waiver of the underwriters under the Underwriting Agreement; (d) the filing of its quarterly report on Form 10-Q by the SPAC for the quarter ended March 31, 2023. On June 7, 2023, the parties to the Purchase Agreement closed the transactions contemplated thereby. In connection with the closing, the Sponsor replaced the Company’s directors and officers.

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

Note 7 — Shareholders’ Deficit

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 13,433,333 and 1,450,000 Class A ordinary shares issued and outstanding (excluding 2,383,053 and 34,500,000 Class A ordinary shares subject to possible redemption), respectively.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share of Class B ordinary shares. As of June 30, 2023, and December 31, 2022, there were 0 and 11,983,333 Class B ordinary shares outstanding, respectively, none of which are subject to forfeiture since the underwriters’ over-allotment option was exercised in full.

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

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023, and December 31, 2022, there were no preferred shares issued or outstanding.

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

The exercise price and number of Class A ordinary shares issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extra Class A ordinary share dividend or our recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of Class A ordinary shares at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2023:		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$25,675,938	$—	$—
Warrant Liability- Private Placement Warrants	3	—	—	29,000

December 31, 2022:		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$356,864,000	$—	$—
Warrant Liability- Private Placement Warrants	3	—	—	7,250

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements at June 30, 2023 and December 31, 2022:

	At June 30, 2023	At December 31, 2022
Share Price	$10.68	$10.33
Exercise Price	$11.50	$11.50
Term (years)	5.46	5.10
Industry Volatility	7.0%	4.40%
Risk Free Rate	4.01%	3.91%
Dividend Yield	0.00%	0.00%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Semper Paratus Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to SSVK Associates, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Semper Paratus Acquisition Corporation was incorporated as a Cayman Islands exempted company on April 21, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet identified (a “Business Combination”).We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 1,360,000 private placement units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to the Company’s sponsor, Semper Paratus Sponsor LLC (the “Original Sponsor”) and underwriter Cantor Fitzgerald & Co. (“Cantor”) generating gross proceeds of $13,600,000.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 4,500,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $45,000,000 and incurring additional offering costs of $2,700,000 in underwriting fees all of which is deferred until completion of the Company’s Business Combination. Simultaneously with the exercise of the overallotment, the Company consummated the Private Placement of an additional 90,000 Private Placement Units to the Original Sponsor, generating gross proceeds of $900,000.

On May 4, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with SSVK Associates, LLC (the “Sponsor”) and the Original Sponsor, pursuant to which the Sponsor will purchase from the Original Sponsor (x) 7,988,889 Class A ordinary shares and (y) 1,000,000 Private Placement Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant that is exercisable for one Class A ordinary share, free and clear of all liens and encumbrances (other than those contained in the Letter Agreement, dated November 3, 2021, by and among the Company, its officers, directors and the Original Sponsor, and the Underwriting Agreement, dated November 3, 2021, by and between the Company and Cantor Fitzgerald & Co., as representative of the several underwriters (the “Underwriting Agreement”), for an aggregate purchase price of $1.00 (the “Purchase Price”) payable at the time of the initial Business Combination. The transactions contemplated by the Purchase Agreement closed June 7, 2023, and the Original Sponsor transferred the Private Placement Units and the Class A ordinary shares to the Sponsor.

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

Our management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time we sign a definitive agreement in connection with the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company.

If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes that were paid by us or are payable by us, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Charter Amendment and Share Redemptions

On February 3, 2023, the Company held an extraordinary general meeting of the shareholders for the purpose of considering and voting on a charter amendment. At the meeting, the shareholders of the Company approved an amendment (the “Charter Amendment”) to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination from February 8, 2023 to December 15, 2023. Under Cayman Islands law, the Charter Amendment took effect upon approval by the shareholders. The Company filed the Charter Amendment with the Cayman Islands General Registry within 15 days of the meeting. In connection with the meeting, shareholders holding approximately 32,116,947 ordinary shares (the “public shares”) exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $332 million (approximately $10.34 per public share) was removed from the Trust Account to pay such holders and approximately $25 million remained in the Trust Account. Following redemptions, the Company has 2,383,053 public shares outstanding.

Proposed Business Combination

On June 28, 2023, the Company entered into an Agreement and Plan of Merger by and among the Company, Semper Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), the Sponsor, in its capacity as purchaser representative, Tevogen Bio Inc, a Delaware corporation (“Tevogen Bio”), and Ryan Saadi, in his capacity as seller representative (as may be amended and/or restated from time to time, the “Merger Agreement”), pursuant to which, among other things, the parties will affect the merger of Merger Sub with and into Tevogen Bio, with Tevogen Bio continuing as the surviving entity (the “Merger”), as a result of which all of the issued and outstanding capital stock of Tevogen Bio shall be exchanged for shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), of the Company (the “Share Exchange”) subject to the conditions set forth in the Merger Agreement, with Tevogen Bio surviving the Share Exchange as a wholly owned subsidiary of the Company (the Share Exchange and the other transactions contemplated by the Merger Agreement, together, the “Transaction”).

Prior to the Closing Date, and subject to the satisfaction or waiver of the conditions of the Merger Agreement, the Company will migrate out of the Cayman Islands and domesticate (the “Domestication”) as a Delaware corporation in accordance with Section 388 of the DGCL and Part XIII of the Cayman Islands Companies Act (2021 Revision). In connection with the Domestication, (i) each issued and outstanding Class A ordinary share, par value will convert, on a one-for-one basis, into a duly authorized, validly issued, fully paid and nonassessable share of Class A Class A Common Stock; and, (ii) each issued and outstanding whole warrant to purchase Class A ordinary shares of the Company will automatically represent the right to purchase one share of Class A Common Stock, at an exercise price of $11.50 per share on the terms and conditions set forth in the Company’s warrant agreement. Immediately following the Domestication, (i) the Class A Common Stock will be reclassified as common stock, par value $0.0001 per share (the “Common Stock”); (ii) each issued and outstanding Unit that has not been previously separated into the underlying Class A ordinary share and underlying one-half of one warrant upon the request of the holder thereof, will be cancelled and will entitle the holder thereof to one share of Common Stock and one-half of one public warrant, with a whole public warrant representing the right to acquire one share of Common Stock at an exercise price of $11.50 per share.

As consideration for the Merger, the holders of Tevogen Bio’s securities collectively shall be entitled to receive from the Company, in the aggregate, a number of shares of Common Stock (the “Merger Consideration”) with an aggregate value equal to $1,200,000,000. In addition, holders of Tevogen Bio’s securities shall also be entitled to receive from the Company, in the aggregate, an additional 20,000,000 shares of the Common Stock (each an “Earnout Share Payment”) in the event that the VWAP of the Company’s Common Stock, collectively, exceeds (a) $15.00 per share for 20 out of any 30 consecutive trading days beginning on the Closing Date of the Merger Agreement until the 36-month anniversary of the Closing Date, in which case the holders of Tevogen Bio securities shall be entitled to receive an additional 6,666,667 shares of Common Stock, (b) $17.50 per share for 20 out of any 30 consecutive trading days beginning on the Closing Date of the Merger Agreement until the 36-month anniversary of the Closing Date, in which case the holders of Tevogen Bio securities shall be entitled to receive an additional 6,666,667 shares of Common Stock and (c) $20.00 per share for 20 out of any 30 consecutive trading days beginning on the Closing Date of the Merger Agreement until the 36-month anniversary of the Closing Date, in which case the holders of Tevogen Bio securities shall be entitled to receive an additional 6,666,666 shares of Common Stock. In addition, for each Earnout Share Payment, the Company will also issue to Sponsor an additional 1,500,000 shares of Company Common Stock.

The Merger Agreement contains customary conditions to Closing, including the following mutual conditions of the parties (unless waived): (i) approval of the shareholders of the Company and Tevogen Bio of the Transaction and the other matters requiring shareholder approval; (ii) approvals of any required governmental authorities and completion of any antitrust expiration periods; (iii) receipt of specified third party consents; (iv) no law or order preventing the Transaction; (v) the registration statement having been declared effective by the SEC; (vi) no material uncured breach by the other party; (vii) no occurrence of a material adverse effect with respect to the other party; (viii) the satisfaction of the $5,000,001 minimum net tangible asset test by the Company; (ix) approval from NYSE for the listing of the shares of the Company’s Common Stock to be issued in connection with the Transaction; and (x) reconstitution of the post-closing board or directors of the Company.

In addition, unless waived by Tevogen Bio, the obligations of Tevogen Bio to consummate the Transaction are subject to the satisfaction of the following additional closing conditions, in addition to the delivery by the Company of certain related agreements, customary certificates and other closing deliverables: (i) the representations and warranties of the Company being true and correct as of the date of the Merger Agreement and as of the closing (subject to customary exceptions, including materiality qualifiers); (ii) the Company having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Merger Agreement required to be performed or complied with by it on or prior to the date of the closing; (iii) absence of any material adverse effect with respect to the Company since the date of the Merger Agreement which is continuing and uncured; (iv) at the closing, the Company having $25,000,000 in cash and cash equivalents, including funds remaining in the trust account (after giving effect to the completion and payment of any redemptions, purchaser expenses, deferred purchaser expenses, loans owned by the Company to the Sponsor for any purchaser expenses, other administrative costs, other liabilities of the Company as of the closing, and any transaction expenses); (v) the Company shall have made all reasonably necessary arrangements with the trustee to the Trust Account to have the Trust Account funds disbursed to the Company, and there shall be no actions, suits, proceedings, arbitrations or mediations pending or threatened by any person (not including Tevogen Bio and its affiliates) with respect to or against the Trust Account that would reasonably be expected to have a material adverse effect on the Company; and (vi) at least one day prior to closing, the Company shall have delivered to Tevogen Bio a written consent of the board of directors of the Company (or a duly appointed committee thereof authorized to administer the equity incentive plan), authorizing and approving the grant of awards of restricted stock units under the equity incentive plan shares of Common Stock to certain individuals that were executives, employees or individual service providers of Tevogen Bio as of immediately prior to the closing of the Transaction.

Finally, unless waived by the Company, the obligations of the Company to consummate the Transaction are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by the Company of certain related agreements, customary certificates and other closing deliverables: (i) the representations and warranties of Tevogen Bio being true and correct as of the date of the Merger Agreement and as of the closing (subject to customary exceptions, including materiality qualifiers); (ii) Tevogen Bio having performed in all material respects their respective obligations and complied in all material respects with their respective covenants and agreements under the Merger Agreement required to be performed or complied with by them on or prior to the date of the closing; and (iii) absence of any material adverse effect with respect to Tevogen Bio and its subsidiaries on a consolidated basis since the date of the Merger Agreement which is continuing and uncured.

Nasdaq Notices

On March 23, 2023, the Company received a written notice (the “March Notice”) from the Listing Qualifications division of the Nasdaq Stock Market (“Nasdaq”) stating that the Company had not paid certain fees required by Nasdaq Listing Rule 5250(f) and that the Company would be delisted unless it appeals such determination. As of the date of the March Notice, the Company’s past due fee balance totaled $151,000. On May 5, 2023 the Company received notification from Nasdaq that the fee delinquency was cured, and the Company is now in compliance with Nasdaq’s continued listing standards.

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

Liquidity and Capital Resources

For the six months ended June 30, 2023, net cash used in operating activities was $474,176, net income of $1,040,344 was impacted by the unrealized gain on investments held in the Trust Account of $2,082,586, offset by a change in the fair value of warrants of $21,750 and changes in operating asset and liabilities of $546,316.

For the six months ended June 30, 2022, net cash used in operating activities was $158,936, net income of $181,010 was impacted by the unrealized gain on investments held in the Trust Account of $468,724 and change in the fair value of warrants of $253,750 offset by changes in operating asset and liabilities of $382,530.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

Results of Operations

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023, relates to the Company’s formation, the initial public offering (the “IPO”) and the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).

For the three months ended June 30, 2023, we had a net loss of $195,056, which consisted of $526,580 of general and administrative expenses, offset by $29,000 change in the fair value of warrants and $302,524 unrealized gain on investment held in the Trust Account.

For the six months ended June 30, 2023, we had net income of $1,040,344, which consisted of $21,750 change in the fair value of warrants and $1,020,492 of general and administrative expenses, offset by $2,082,586 unrealized gain on investment held in the Trust Account.

For the three months ended June 30, 2022, we had net income of $206,998, which consisted of general and administrative expenses $258,585, offset by unrealized gain on investment held in the Trust Account of $327,833 and change in the fair value of warrants of $137,750.

For the six months ended June 30, 2022, we had net income of $181,010, which consisted of general and administrative expenses of $541,464, offset by unrealized gain on investment held in the Trust Account of $468,724 and change in the fair value of warrants of $253,750.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The underwriter is entitled to deferred underwriting commissions of $14,700,000 in the aggregate (the “Original Deferred Fee”), consisting of $13,800,000 deferred underwriting commissions, and $900,000 cash underwriting discount agreed to be deferred until Business Combination. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On June 28, 2023, the Company and Cantor entered into a fee reduction agreement (the “Fee Reduction Agreement”), pursuant to which Cantor has agreed to forfeit $9,700,000 of the deferred underwriting fees payable, resulting in a remainder of $5,000,000 of deferred underwriting fees payable (the “Reduced Deferred Fee”) by the Company to Cantor upon the closing of the contemplated Transaction (as defined below) with Tevogen Bio Inc. The Reduced Deferred Fee shall be payable to Cantor in the form of 500,000 shares of the common equity securities of the entity that survives the Transaction. The Fee Reduction Agreement only applies to the consummation of the Transaction with Tevogen Bio Inc and no other potential Business Combinations that may be contemplated or consummated by the Company. In the event that the Company does not complete the Transaction with Tevogen Bio, Inc, the Original Deferred fee shall become due and payable by the Company to Cantor as originally set forth in the Underwriting Agreement, upon the consummation of a Business Combination.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO filed with the SEC on November 5, 2021, and our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 17, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on November 5, 2021, and our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 17, 2023.

There are no assurances that we will consummate our recently announced business combination with Tevogen Bio, Inc.

On June 29, 2023, we announced that we entered into a Business Combination Agreement, dated June 28, 2023 by and among the Company, Semper Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), SSVK Associates, LLC, Semper Paratus’ sponsor (the “Sponsor”), in its capacity as purchaser representative, Tevogen Bio Inc, a Delaware corporation (“Tevogen Bio”), and Ryan Saadi, in his capacity as seller representative (as may be amended and/or restated from time to time, the “Merger Agreement”), pursuant to which, among other things, the parties will affect the merger of Merger Sub with and into Tevogen Bio, with Tevogen Bio continuing as the surviving entity (the “Merger”), as a result of which all of the issued and outstanding capital stock of Tevogen Bio shall be exchanged for shares of Class A common stock, par value $0.0001 per share, of the Company (the “Share Exchange”) subject to the conditions set forth in the Merger Agreement, with Tevogen Bio surviving the Share Exchange as a wholly owned subsidiary of the Company (the Share Exchange and the other transactions contemplated by the Merger Agreement, together, the “Transaction”).

Prior to the Closing Date, and subject to the satisfaction or waiver of the conditions of the Merger Agreement, the Company will migrate out of the Cayman Islands and domesticate (the “Domestication”) as a Delaware corporation in accordance with Section 388 of the DGCL and Part XIII of the Cayman Islands Companies Act (2021 Revision). In connection with the Domestication, (i) each issued and outstanding Class A ordinary share, par value will convert, on a one-for-one basis, into a duly authorized, validly issued, fully paid and nonassessable share of Class A Common Stock; and, (ii) each issued and outstanding whole warrant to purchase Class A ordinary shares of the Company will automatically represent the right to purchase one share of Class A Common Stock, at an exercise price of $11.50 per share on the terms and conditions set forth in the Company’s warrant agreement. Immediately following the Domestication, (i) the Class A Common Stock will be reclassified as common stock, par value $0.0001 per share (the “Common Stock”); (ii) each issued and outstanding Unit that has not been previously separated into the underlying Class A ordinary share and underlying one-half of one warrant upon the request of the holder thereof, will be cancelled and will entitle the holder thereof to one share of Common Stock and one-half of one public warrant, with a whole public warrant representing the right to acquire one share of Common Stock at an exercise price of $11.50 per share. The Company will change its name to “Tevogen Bio Holdings Inc.” after giving effect to the Domestication.

As consideration for the Merger, the holders of Tevogen Bio’s securities collectively shall be entitled to receive from the Company, in the aggregate, a number of shares of Common Stock (the “Merger Consideration”) with an aggregate value equal to $1,200,000,000. In addition, holders of Tevogen Bio’s securities shall also be entitled to receive from the Company, in the aggregate, an additional 20,000,000 shares of the Common Stock (each an “Earnout Share Payment”) in the event that the VWAP of the Company’s Common Stock, collectively, exceeds (a) $15.00 per share for 20 out of any 30 consecutive trading days beginning on the Closing Date of the Merger Agreement until the 36-month anniversary of the Closing Date, in which case the holders of Tevogen Bio securities shall be entitled to receive an additional 6,666,667 shares of Common Stock, (b) $17.50 per share for 20 out of any 30 consecutive trading days beginning on the Closing Date of the Merger Agreement until the 36-month anniversary of the Closing Date, in which case the holders of Tevogen Bio securities shall be entitled to receive an additional 6,666,667 shares of Common Stock and (c) $20.00 per share for 20 out of any 30 consecutive trading days beginning on the Closing Date of the Merger Agreement until the 36-month anniversary of the Closing Date, in which case the holders of Tevogen Bio securities shall be entitled to receive an additional 6,666,666 shares of Common Stock. In addition, for each Earnout Share Payment, the Company will also issue to Sponsor an additional 1,500,000 shares of Company Common Stock.

The Merger Agreement contains customary conditions to Closing, including the following mutual conditions of the parties (unless waived): (i) approval of the shareholders of the Company and Tevogen Bio of the Transaction and the other matters requiring shareholder approval; (ii) approvals of any required governmental authorities and completion of any antitrust expiration periods; (iii) receipt of specified third party consents; (iv) no law or order preventing the Transaction; (v) the registration statement having been declared effective by the SEC; (vi) no material uncured breach by the other party; (vii) no occurrence of a material adverse effect with respect to the other party; (viii) the satisfaction of the $5,000,001 minimum net tangible asset test by the Company; (ix) approval from NYSE for the listing of the shares of the Company’s Common Stock to be issued in connection with the Transaction; and (x) reconstitution of the post-closing board or directors of the Company. In addition, unless waived by Tevogen Bio or the Company, the obligations of both Tevogen Bio and the Company to consummate the Transaction are subject to the satisfaction of additional closing conditions, as fully set forth in the Merger Agreement. There are no assurances that all the conditions to the Merger Agreement will be satisfied or satisfied within the time frames required by the Merger Agreement. If the conditions to the Merger Agreement are not met (and, to the extent waivable, are not waived), then subject to the terms of the Merger Agreement, either the Company or Tevogen Bio may terminate the Merger Agreement. The Company has until December 15, 2023 (unless such date is by the Company in accordance with its existing governing documents) to complete an initial Business Combination, otherwise the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional, and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules, may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation, restrictions on the nature of our investments, restrictions on the issuance of securities, and restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our Business Combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation, registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure); adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

The 2022 Proposed Rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is uncertainty in the SEC’s view of the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company.

On June 28, 2023, we entered into a Merger Agreement by and among us, Tevogen Bio, Inc, and Semper Merger Sub, Inc. We may not be able to complete the Business Combination within the 24-month safe harbor period in the 2022 Proposed Rules. If our Business Combination with Tevogen Bio is not completed, we may continue to try to complete a business combination with a different target. However, we may not be able to enter into such an agreement and complete a related Business Combination within the safe harbor period of the 2022 Proposed Rules. In that case, we would not be able to rely on the safe harbor (should it be adopted) and instead would need to rely on the factors described above, and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination within the completion window, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares if we are unable to complete our initial business combination within the completion window.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated June 28, 2023, by and between Semper Paratus Acquisition Corporation, Semper Merger Sub, Inc., SSVK Associates, LLC, Tevogen Bio Inc and Ryan Saadi, in his capacity as seller representative (incorporated by reference to the Current Report on Form 8-K filed on June 29, 2023).
3.1	Amended and Restated Memorandum and Articles of Association, as amended (incorporated by reference to the Annual Report on Form 10-K filed on April 17, 2023).
10.1	Subscription Agreement, dated May 3, 2023, by and among Semper Paratus Acquisition Corporation, Semper Paratus Sponsor LLC and Polar Multi-Strategy Master Fund (incorporated by reference to the Current Report on Form 8-K filed on May 9, 2023).
10.2	Purchase Agreement, dated May 4, 2023, by and among SSVK Associates, LLC, Semper Paratus Acquisition Corporation and Semper Paratus Sponsor LLC (incorporated by reference to the Current Report on Form 8-K filed on May 9, 2023).
10.3*	Subscription Agreement, dated June 20, 2023, by and among Semper Paratus Acquisition Corporation, Semper Paratus Sponsor LLC and Polar Multi-Strategy Master Fund
10.4*	Fee Reduction Agreement, dated June 28, 2023, by and among Semper Paratus Acquisition Corporation and Cantor Fitzgerald & Co.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPER PARATUS ACQUISITION CORPORATION

Date: August 21, 2023	By:	/s/ Surendra Ajjarapu
	Name:	Surendra Ajjarapu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 21, 2023	By:	/s/ Francis Knuettel II
	Name:	Francis Knuettel II
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

