Form 10-Q/A
period 2023-06-30
Semper Paratus Acquisition Corp
filed 2023-10-23
CIK 1860871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Semper Paratus Acquisition Corporation (the “Company”) filed its Quarterly Report on Form 10-Q for the six months ended June 30, 2023, with the Securities and Exchange Commission (“SEC”) on August 21, 2023 (the “Original Form 10-Q”). This Amendment No.1 is being filed solely to correct scrivener’s errors with respect to basic and diluted net income per share disclosures and basic and diluted weighted average shares for the six months ended June 30, 2023 in the original Condensed Consolidated Statement of Operations and in Note 2 of the Notes to Condensed Consolidated Financial Statements. Basic and diluted net income per share for Class A Ordinary Share, Class A Ordinary Share (non-redeemable) and Class B Ordinary Share for the six months ended June 30, 2023 was changed from $0.03 to $0.05 net income per share, and basic and diluted weighted average shares outstanding of Class A Ordinary Shares not subject to redemption was changed from 19,357,692 to 9,732,320 shares. In addition, the allocation of net income for Class A Ordinary Share, Class A Ordinary Share (non-redeemable) and Class B Ordinary Share for the six months ended June 30, 2023 was changed from $326,106, $639,835 and $74,403 to $469,766, $463,398 and $107,180, respectively.

Except as described above, this Amendment does not amend, modify, or otherwise update any other information in the Original Form 10-Q and does not reflect events occurring after the date of the filing of the Initial 10-Q. This Amendment continues to describe the conditions as of the date of the Original Form 10-Q, and accordingly, this Amendment should be read in conjunction with the Original Form 10-Q.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPER PARATUS ACQUISITION CORPORATION

Date: October 23, 2023	By:	/s/ Surendra Ajjarapu
	Name:	Surendra Ajjarapu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: October 23, 2023	By:	/s/ Francis Knuettel II
	Name:	Francis Knuettel II
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)