Form 10-Q
period 2023-09-30
Semper Paratus Acquisition Corp
filed 2023-11-13
CIK 1860871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 001-41002

SEMPER PARATUS ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

767 Third Avenue, 38th Floor New York, New York	10017
(Address of principal executive offices)	(Zip Code)

(913) 579-4170

(Registrant’s telephone number, including area code)

Not applicable

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

As of November 13, 2023 there were 15,816,386 Class A ordinary shares, par value $0.0001 per share, and no Class B ordinary shares, of the registrant issued and outstanding.

SEMPER PARATUS ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

ITEM 1. INTERIM FINANCIAL STATEMENTS (UNAUDITED)

SEMPER PARATUS ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$347,546	$129,186
Prepaid expenses and other assets	51,928	145,170
Total current assets	399,474	274,356

Cash and marketable securities held in Trust Account	26,010,413	356,864,000
TOTAL ASSETS	$26,409,887	$357,138,356

LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,001,036	$210,454
Convertible note payable, net of discount	625,694	—
Due to affiliate	200,000	140,000
Total current liabilities	1,826,731	350,454

Derivative warrant liabilities	36,250	7,250
Deferred underwriting fee payable	14,700,000	14,700,000
Total liabilities	16,562,980	15,057,704

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 2,383,053 and 34,500,000 shares at redemption value of $10.91 and $10.34 per share as of September 30, 2023 and December 31, 2022, respectively	26,010,413	356,864,000

SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; 13,433,333 and 1,450,000 shares issued and outstanding (excluding 2,383,053 and 34,500,000 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	1,343	145
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; no shares and 11,983,333 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	1,198
Additional paid-in capital	—	—
Accumulated deficit	(16,164,849)	(14,784,691)
Total shareholders’ deficit	(16,163,506)	(14,783,348)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$26,409,887	$357,138,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

General and administrative	$605,971	$198,832	$1,626,463	$740,296
Total operating expenses	(605,971)	(198,832)	(1,626,463)	(740,296)

Other income (expense):
Unrealized gain on investments held in Trust Account	334,475	1,739,196	2,417,061	2,207,920
Change in fair value of warrants	(7,250)	72,500	(29,000)	326,250
Total other income, net	327,225	1,811,696	2,388,061	2,534,170

Net (loss) income	$(278,746)	$1,612,864	$761,598	$1,793,874

Weighted average shares outstanding of Class A Ordinary shares	3,833,053	35,950,000	7,832,966	35,950,000
Basic and diluted net income (loss) income per share, Class A	$(0.02)	$0.03	$0.04	$0.04

Weighted average shares outstanding of Class A Ordinary shares (non-redeemable)	11,983,333	—	10,490,903	—
Basic and diluted net income (loss) income per share, Class A (non-redeemable)	$(0.02)	$—	$0.04	$—

Weighted average shares outstanding of Class B Ordinary shares	—	11,983,333	1,492,430	11,983,333
Basic and diluted net income (loss) income per share, Class B	$—	$0.03	$0.04	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares
	Class A (Non-redeemable)		Class B		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	1,450,000	$145	11,983,333	$1,198	$—	$(14,784,691)	$(14,783,348)
Conversion of Class B shares	11,983,333	1,198	(11,983,333)	(1,198)	—	—	—
Accretion of carrying value to redemption value	—	—	—	—	—	(1,780,062)	(1,780,062)
Net Income	—	—	—	—	—	1,235,400	1,235,400
Balance, March 31, 2023	13,433,333	1,343	—	—	—	(15,329,353)	(15,328,010)
Accretion of carrying value to redemption value	—	—	—	—	(275,306)	(27,219)	(302,525)
Proceeds allocated to Class A shares issuable from the convertible note payable	—	—	—	—	275,306	—	275,306
Net Loss	—	—	—	—	—	(195,056)	(195,056)
Balance, June 30, 2023	13,433,333	1,343	—	—	—	(15,551,628)	(15,550,285)
Accretion of carrying value to redemption value	—	—	—	—	—	(334,475)	(334,475)
Net Loss	—	—	—	—	—	(278,746)	(278,746)
Balance, September 30, 2023	13,433,333	$1,343	—	$—	$—	$(16,164,849)	$(16,163,506)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	deficit’	Deficit
Balance, December 31, 2021	1,450,000	$145	11,983,333	$1,198	$—	$(14,229,052)	$(14,227,709)
Net Loss	—	—	—	—	—	(25,988)	(25,988)
Balance, March 31, 2022	1,450,000	145	11,983,333	1,198	—	(14,255,040)	(14,253,697)
Net Income	—	—	—	—	—	206,998	206,998
Balance, June 30, 2022	1,450,000	145	11,983,333	1,198	—	(14,048,042)	(14,046,699)
Accretion of carrying value to redemption value	—	—	—	—	—	(2,223,725)	(2,223,725)
Net Income	—	—	—	—	—	1,612,864	1,612,864
Balance, September 30, 2022	1,450,000	$145	11,983,333	$1,198	$—	$(14,658,903)	$(14,657,560)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$761,598	$1,793,874
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(2,417,061)	(2,207,920)
Change in fair value of warrants	29,000	(326,250)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	93,242	316,354
Due to affiliate	60,000	90,000
Accounts payable and accrued expenses	790,581	132,408
Net cash used in operating activities	$(682,640)	$(201,534)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash withdrawn from Trust Account in connection with redemption	333,270,649	—
Net cash flows provided by investing activities	$333,270,649	$—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	901,000	—
Redemption of ordinary shares	(333,270,649)	—
Net cash flows used in financing activities	$(332,369,649)	$—

NET CHANGE IN CASH	$218,360	$(201,534)
CASH, BEGINNING OF PERIOD	129,186	344,581
CASH, END OF PERIOD	$347,546	$143,047

Supplemental disclosure of noncash activities:
Sale of Class B shares to Investor	$3,955,111	$—
Sale of warrants	$20,000	$—
Remeasurement for redeemable shares to redemption value	$2,417,062	$2,223,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SEMPER PARATUS ACQUISITION CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED)

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

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company’s wholly owned subsidiary, Semper Merger Sub, Inc., a Delaware corporation, was incorporated on June 28, 2023 and has had no activity as of September 30, 2023.

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below, and the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (as amended by the Charter Amendment (defined below), the “Memorandum and Articles of Association”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards 480-10-S99, redemption provisions not solely within the control of a company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., public warrants), the initial carrying value of ordinary shares classified as temporary equity was the allocated proceeds determined in accordance with FASB 470-20. The ordinary shares are subject to FASB 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

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

On May 4, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with SSVK Associates, LLC (the “Sponsor”) and the Original Sponsor, pursuant to which the Sponsor will purchase from the Original Sponsor (x) 7,988,889 Class A ordinary shares and (y) 1,000,000 Private Placement Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant that is exercisable for one Class A ordinary share, free and clear of all liens and encumbrances (other than those contained in the Letter Agreement, dated November 3, 2021, by and among the Company, its officers, directors and the Original Sponsor, and the Underwriting Agreement, dated November 3, 2021, by and between the Company and Cantor, as representative of the several underwriters (the “Underwriting Agreement”)), for an aggregate purchase price of $1.00 (the “Purchase Price”) payable at the time of the initial Business Combination (see Note 5).

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

Nasdaq Notices

On March 23, 2023, the Company received a written notice (the “March Notice”) from the Listing Qualifications division of the Nasdaq Stock Market (“Nasdaq”) stating that the Company had not paid certain fees required by Nasdaq Listing Rule 5250(f) and that the Company would be delisted unless it appealed such determination. As of the date of the March Notice, the Company’s past due fee balance totaled $151,000. On May 5, 2023 the Company received notification from Nasdaq that the fee delinquency was cured, and the Company is now in compliance with Nasdaq Listing Rule 5250(f).

On April 4, 2023, the Company received a written notice (the “April Notice”) from Nasdaq indicating that the Company was not in compliance with Listing Rule 5450(b)(2)(A), requiring the Company to maintain a Market Value of Listed Securities (“MVLS”) of $50,000,000 for the continued listing of its securities on The Nasdaq Global Market. The April Notice was only a notification of deficiency, not of imminent delisting, and had no then-current effect on the listing or trading of the Company’s securities on Nasdaq when issued. The April Notice stated that the Company has 180 calendar days, or until October 2, 2023, to regain compliance with Listing Rule 5450(b)(2)(A). On September 28, 2023, the Company received notice from Nasdaq that it had regained compliance with Listing Rule 5450(b)(2)(A) regarding the MVLS requirement.

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

If the Company is unable to complete a Business Combination by December 15, 2023, the extended date (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Notwithstanding the forgoing, the Company may choose to file a proxy statement seeking approval from the shareholders to amend the Company’s Memorandum and Articles of Association to extend the Combination Period.

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

Prior to the Closing Date, and subject to the satisfaction or waiver of the conditions of the Merger Agreement, the Company will migrate out of the Cayman Islands and domesticate (the “Domestication”) as a Delaware corporation in accordance with Section 388 of the DGCL and Part XIII of the Cayman Islands Companies Act (2021 Revision). In connection with the Domestication, (i) each issued and outstanding Class A ordinary share, par value $0.0001 per share will convert, on a one-for-one basis, into a duly authorized, validly issued, fully paid and nonassessable share of Class A Common Stock; and, (ii) each issued and outstanding whole warrant to purchase Class A ordinary shares of the Company will automatically represent the right to purchase one share of Class A Common Stock, at an exercise price of $11.50 per share on the terms and conditions set forth in the Company’s warrant agreement. Immediately following the Domestication, (i) the Class A Common Stock will be reclassified as common stock, par value $0.0001 per share (the “Common Stock”); (ii) each issued and outstanding Unit that has not been previously separated into the underlying Class A ordinary share and underlying one-half of one warrant upon the request of the holder thereof, will be cancelled and will entitle the holder thereof to one share of Common Stock and one-half of one public warrant, with a whole public warrant representing the right to acquire one share of Common Stock at an exercise price of $11.50 per share. The Company will change its name to “Tevogen Bio Holdings Inc.” after giving effect to the Domestication.

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

On September 14, 2023, the Company filed a registration statement on Form S-4 with the SEC relating to the Transaction with Tevogen.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus.

The escalation in October 2023 of the conflict between Israel and Hamas also could cause disruptions to global economic conditions and effect the stability of the Middle East region. It is unknown how long any of these disruptions will continue and whether such disruptions will become more severe.

The impact of these conflicts on the world economy is not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Liquidity and Going Concern

As of September 30, 2023, the Company had $347,546 in its operating bank accounts, $26,010,413 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $1,427,256. As of September 30, 2023, approximately $2.4 million of the amount on deposit in the Trust Account represented interest income.

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

Management has also determined that the mandatory liquidation and subsequent dissolution described in the financial statements, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. The Company has until December 15, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by the specified period. If a Business Combination is not consummated by December 15, 2023, there will be a mandatory liquidation and subsequent dissolution, or the Company may seek approval from the Company’s shareholders to amend the Company’s Memorandum and Articles of Association to extend the Combination Period. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Investments Held in Trust Account

At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs, including those attributable to the underwriters’ exercise of the over-allotment option in full, amounted to $21,266,594 consisting of $6,000,000 of paid underwriting fees, $14,700,000 of deferred underwriting fees payable (the “Original Deferred Fee”) (which are held in the Trust Account (defined below) and $566,594 of other costs and was charged to shareholders’ equity upon the completion of the IPO. On June 28, 2023, the Company and Cantor entered into a fee reduction agreement (the “Fee Reduction Agreement”), pursuant to which Cantor has agreed to forfeit $9,700,000 of the deferred underwriting fees payable, resulting in a remainder of $5,000,000 of deferred underwriting fees payable (the “Reduced Deferred Fee”) by the Company to Cantor upon the closing of the contemplated Transaction with Tevogen Bio Inc. The Reduced Deferred Fee shall be payable to Cantor in the form of 500,000 shares of the common equity securities of the entity that survives the Transaction. The Fee Reduction Agreement only applies to the consummation of the Transaction with Tevogen Bio Inc and no other potential Business Combinations that may be contemplated or consummated by the Company. In the event that the Company does not complete the Transaction with Tevogen Bio, Inc, the Original Deferred Fee shall become due and payable by the Company to Cantor as originally set forth in the Underwriting Agreement, upon the consummation of a Business Combination.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2023 and December 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, 2,383,053 and 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2023 and December 31, 2022, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets is reconciled in the following table:

Class A ordinary share subject to possible redemption, January 1, 2022	351,900,000
Plus:
Accretion of carrying value to redemption value	4,964,000
Class A ordinary share subject to possible redemption, December 31, 2022	$356,864,000
Less:
Redemption	(333,270,649)
Plus:
Accretion of carrying value to redemption value	2,417,062
Class A ordinary share subject to possible redemption, September 30, 2023	$26,010,413

Net (Loss) Income per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B Ordinary shares (the “Founder Shares”). On January 30, 2023, holders of all of the issued and outstanding Founder Shares elected to convert their Founder Shares into Class A ordinary shares of the Company on a one-for-one basis. Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 17,975,000 ordinary shares at $11.50 per share were issued on November 8, 2021. At September 30, 2023 and December 31, 2022, no Public Warrants or Private Placement Warrants have been exercised. The 17,975,000 Class A ordinary shares underlying the Public Warrants and Private Placement Warrants were excluded from diluted earnings per share for the three and nine months ended September 30, 2023 and 2022 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net (loss) income per ordinary share is the same as basic net (loss) income per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of share.

	For the Three Months Ended September 30,					For the Nine Months Ended September 30,
	2023			2022		2023			2022
	Class A (Redeemable) Ordinary Shares	Class A (Non – Redeemable) Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares	Class A (Redeemable) Ordinary Shares	Class A (Non – Redeemable) Ordinary Shares	Class B Ordinary Shares	Class A Ordinary Shares	Class B Ordinary Shares
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(67,553)	$(211,193)	$—	$1,209,648	$403,216	$301,044	$403,196	$57,358	$1,345,406	$448,468

Denominator:
Weighted average shares outstanding	3,833,053	11,983,333	—	35,950,000	11,983,333	7,832,966	10,490,903	1,492,430	35,950,000	11,983,333

Basic and diluted net (loss) income per share	$(0.02)	$(0.02)	$—	$0.03	$0.03	$0.04	$0.04	$0.04	$0.04	$0.04

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

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Note 5 — Related Party Transactions

Founder Shares

Our Original Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 8,625,000 Class B ordinary shares (the “Founder Shares”) which were issued on April 22, 2021. In August 2021, the Company effectuated a dividend of approximately 0.3628 shares for each outstanding Class B ordinary share resulting in an aggregate of 11,754,150 Class B ordinary shares outstanding. On October 1, 2021, the Company effectuated a dividend of approximately 0.0195 shares for each outstanding Class B ordinary share resulting in an aggregate of 11,983,333 Class B Founder shares outstanding (up to 1,530,000 of which were subject to forfeiture if the underwriters’ over-allotment option was not exercised in full). The Founder Shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions. The initial shareholders had agreed to forfeit up to 1,530,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. Since the underwriters’ exercised the over-allotment option in full, no Founder Shares are subject to forfeiture.

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

Subscription Agreement Loans

On May 3, 2023, the Company and the Original Sponsor entered into a Subscription Agreement with Polar Multi-Strategy Master Fund (the “Investor”) where the Investor agreed to make a cash contribution of $151,000 to the Sponsor (the “Initial Capital Contribution”) on or prior to May 3, 2023. The Initial Capital Contribution would in turn be loaned by the Original Sponsor to the Company to cover working capital expenses (the “First SPAC Loan”). In consideration for the Initial Capital Contribution, the Company will issue 151,000 Class A ordinary shares, par value $0.0001 per share, of the Company to the Investor at the closing of the initial business combination (the “De-SPAC Closing”). The First SPAC Loan shall not accrue interest and shall be repaid by the Company upon the De-SPAC Closing. The Investor may elect at the De-SPAC Closing to receive such payments in (a) cash or (b) Class A ordinary shares of the Company at a rate of one Class A ordinary share for each $10.00 of Initial Capital Contribution. If the Company liquidates without consummating the initial business combination, any amounts remaining in the Sponsor or Company’s cash accounts, not including the Company’s Trust Account, will be paid to the Investor within five days of the liquidation.

On June 20, 2023, the Sponsor and the Company entered into a second subscription agreement (the “Second Subscription Agreement”) with the Investor where the Investor agreed to lend to the Sponsor, which will in turn be lent to the Company, an aggregate of $1,500,000 (the “Additional Capital Commitment”) to cover working capital expenses (the “Second SPAC Loan”). One half of the Additional Capital Commitment was made by the Investor to the Sponsor in cash on or prior to June 21, 2023, and the remaining $750,000 will be made by the Investor to the Sponsor in cash on the later of the Sponsor’s request and the first filing of the S-4 for the Company’s business combination. In consideration for the Second SPAC Loan, the Company will issue will issue one Class A ordinary share for each dollar of the Additional Capital Commitment funded by the Investor at the De-SPAC Closing. The Second SPAC Loan shall not accrue interest and shall be repaid by the Company upon the De-SPAC Closing. The Investor may elect at the De-SPAC Closing to receive such payments in (a) cash or (b) Class A ordinary shares at a rate of one Class A ordinary share for each $10.00 of Additional Capital Contribution. If the Company liquidates without consummating the initial business combination, any amounts remaining in the Sponsor or Company’s cash accounts, not including the Company’s Trust Account, will be paid to the Investor within five days of the liquidation. As of September 30, 2023, the Company had $750,000 borrowings under the Second SPAC Loan.

Collectively, the First SPAC Loan and the Second SPAC Loan are referred to as the SPAC Loans. The Company accounted for the Class A common stock they could be converted (“equity instrument”) to as equity-classified instruments based on an assessment of the specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the equity instrument is freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the equity instrument meets all the requirements for equity classification under ASC 815, including whether the equity instrument is indexed to the Company’s own common stock, among other conditions for the equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of equity instrument issuance. The SPAC Loans and the equity instrument meet the scope exception of ASC 815-10-15-74(a). The Company applied the guidance in ASC 470-20-25-2 “Debt With Conversion and Other Options”, requiring that the loan proceeds be allocated to the SPAC Loans based on their relative fair values. At May 3, 2023 the Company allocated $104,861 of the proceeds to the First SPAC Loan and $46,139 for the equity instrument. The Company estimated the aggregate fair value of the 151,000 shares to be issued to be $66,440 or $0.44 per share. At June 20, 2023 the Company allocated $520,833 of the proceeds to the Second SPAC Loan and $229,167 for the equity instruments. The Company estimated the aggregate fair value of the 750,000 shares to be issued to be $330,000 or $0.44 per share. At September 30, 2023 the carrying values of the SPAC Loans and the discounts were $625,694 and $275,306, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Support Services

Commencing on the date of the final prospectus, the Company agreed to pay the Original Sponsor a total of $10,000 per month for office space and administrative and support services and following execution of the Purchase Agreement, this fee was payable to the Sponsor . Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. At September 30, 2023 and December 31, 2022, $90,000 and $120,000, respectively, have been accrued under this arrangement and included in due to affiliate on the accompanying balance sheets.

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

On June 28, 2023, the Company and Cantor entered into a fee reduction agreement (the “Fee Reduction Agreement”), pursuant to which Cantor has agreed to forfeit $9,700,000 of the deferred underwriting fees payable, resulting in a remainder of $5,000,000 of deferred underwriting fees payable (the “Reduced Deferred Fee”) by the Company to Cantor upon the closing of the contemplated Transaction with Tevogen Bio Inc. The Reduced Deferred Fee shall be payable to Cantor in the form of 500,000 shares of the common equity securities of the entity that survives the Transaction. The Fee Reduction Agreement only applies to the consummation of the Transaction with Tevogen Bio Inc and no other potential Business Combinations that may be contemplated or consummated by the Company. In the event that the Company does not complete the Transaction with Tevogen Bio, Inc, the Original Deferred fee shall become due and payable by the Company to Cantor as originally set forth in the Underwriting Agreement, upon the consummation of a Business Combination.

Subscription Agreement

As noted in Note 5, on May 3, 2023, the Company entered into a subscription agreement (“Subscription Agreement”) with the Investor and the Original Sponsor. Pursuant to the May 4, 2023 Purchase Agreement, the Sponsor assumed the obligations of the Original Sponsor under the Subscription Agreement. Subject to, and in accordance with the terms and conditions of the Subscription Agreement, the parties agreed that:

●	The Investor shall make a cash contribution of $151,000 to the Sponsor (the “Initial Capital Contribution”) on or prior to May 3, 2023, or on such date as the parties may agree in writing.

●	The Initial Capital Contribution will in turn be loaned by the Sponsor to the Company to cover working capital expenses (the “First SPAC Loan”).

●	In consideration for the Initial Capital Contribution, the Company will issue 151,000 Class A ordinary shares, par value $0.0001 per share, of the Company to the Investor at the closing of the initial business combination (the “De-SPAC Closing”), which shares shall be subject to no transfer restrictions or any other lock-up provisions, earn outs, or other contingencies and shall be registered as part of any registration statement to be filed in connection with the De-SPAC Closing or, if no such registration statement is filed in connection with the De-SPAC Closing, pursuant to the first registration statement to be filed by the Company or the surviving entity following the De-SPAC Closing.

●	The SPAC Loan shall not accrue interest and shall be repaid by the Company upon the De-SPAC Closing. The Sponsor will pay to the Investor all repayments of the SPAC Loan the Sponsor has received within five business days of the De-SPAC Closing. The Investor may elect at the De-SPAC Closing to receive such payments in (a) cash or (b) Class A ordinary shares at a rate of one Class A ordinary share for each $10.00 of the Initial Capital Contribution. If the Company liquidates without consummating the initial business combination, any amounts remaining in the Sponsor or Company’s cash accounts, not including the Company’s Trust Account, will be paid to the Investor within five days of the liquidation.

●	On the De-SPAC Closing, the Sponsor will pay the Investor an amount equal to the reasonable attorney fees incurred by the Investor in connection with the Subscription Agreement not to exceed $5,000.

On June 20, 2023, the Company entered into a second subscription agreement (the “Second Subscription Agreement”) with the Investor and SSVK Associates, LLC (the “Sponsor”). Subject to, and in accordance with the terms and conditions of the Second Subscription Agreement, the parties agreed that:

●	The Investor shall make a cash contribution of up to $750,000 to the Sponsor (the “Additional Capital Contribution”) on or prior to June 21, 2023, and the remaining $750,000 will be made by the Investor to the Sponsor in cash on the later of the Sponsor’s request and the first filing of the S-4 for the De-SPAC.

●	The Additional Capital Contribution will in turn be loaned by the Sponsor to the Company in cash on the later of the Sponsor’s request and the first filing of the S-4 for the SPAC’s business combination (the “Second SPAC Loan”).

●	In consideration for the Additional Capital Commitment, SPAC will issue a further one Class A ordinary share for each dollar of the Additional Capital Commitment funded to the Investor at the close of the business combination (“Subscription Shares”). The Subscription Shares shall be subject to no transfer restrictions or any other lock-up provisions, earn outs, or other contingencies. The Subscription Shares (i) shall be registered as part of any registration statement issuing shares before or in connection with the De- SPAC Closing or (ii) if no such registration statement is filed in connection with the de-SPAC Closing, shall promptly be registered pursuant to the first registration statement filed by the SPAC or the surviving entity following the De-SPAC Closing, which shall be filed no later than 30 days after the De-SPAC Closing and declared effective no later than 90 days after the De-SPAC Closing.

●	The Second SPAC Loan shall not accrue interest and shall be repaid by the Company upon the De-SPAC Closing. The Sponsor will pay to the Investor all repayments of the Second SPAC Loan the Sponsor has received within five business days of the De-SPAC Closing. The Investor may elect at the De-SPAC Closing to receive such payments in (a) cash or (b) Class A ordinary shares at a rate of one Class A ordinary share for each $10.00 of the Additional Capital Contribution. If the Company liquidates without consummating the initial business combination, any amounts remaining in the Sponsor or Company’s cash accounts, not including the Company’s Trust Account, will be paid to the Investor within five days of the liquidation.

●	On the De-SPAC Closing, the Sponsor will pay the Investor an amount equal to the reasonable attorney fees incurred by the Investor in connection with the Second Subscription Agreement not to exceed $5,000.

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

Note 7 — Shareholders’ Deficit

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 13,433,333 and 1,450,000 Class A ordinary shares issued and outstanding (excluding 2,383,053 and 34,500,000 Class A ordinary shares subject to possible redemption), respectively.

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share of Class B ordinary shares. As of September 30, 2023, and December 31, 2022, there were 0 and 11,983,333 Class B ordinary shares outstanding, respectively, none of which are subject to forfeiture since the underwriters’ over-allotment option was exercised in full.

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

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023, and December 31, 2022, there were no preferred shares issued or outstanding.

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

At September 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in treasury funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

September 30, 2023:		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$26,010,413	$—	$—
Warrant Liability- Private Placement Warrants	3	—	—	36,250

December 31, 2022:		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$356,864,000	$—	$—
Warrant Liability- Private Placement Warrants	3	—	—	7,250

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements at September 30, 2023 and December 31, 2022:

	At September 30, 2023	At December 31, 2022
Share Price	$10.83	$10.33
Exercise Price	$11.50	$11.50
Term (years)	5.21	5.10
Industry Volatility	6.7%	4.40%
Risk Free Rate	4.50%	3.91%
Dividend Yield	0.00%	0.00%

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

The Company filed Amendment No. 1 to Form S-4 in connection with the Transaction with Tevogen with the SEC on October 23, 2023.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 17, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 4,500,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $45,000,000 and incurring additional offering costs of $2,700,000 in underwriting fees, all of which are deferred until completion of the Company’s Business Combination. Simultaneously with the exercise of the overallotment, the Company consummated the private placement of an additional 90,000 Private Placement Units to the Original Sponsor, generating gross proceeds of $900,000.

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

On May 4, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with SSVK Associates, LLC (the “Sponsor”) and the Original Sponsor, pursuant to which the Sponsor will purchase from the Original Sponsor (x) 7,988,889 Class A ordinary shares and (y) 1,000,000 Private Placement Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant that is exercisable for one Class A ordinary share, free and clear of all liens and encumbrances (other than those contained in the Letter Agreement, dated November 3, 2021, by and among the Company, its officers, directors and the Original Sponsor, and the Underwriting Agreement, dated November 3, 2021, by and between the Company and Cantor, as representative of the several underwriters (the “Underwriting Agreement”)), for an aggregate purchase price of $1.00 (the “Purchase Price”) payable at the time of the initial Business Combination. The transactions contemplated by the Purchase Agreement closed June 7, 2023, and the Original Sponsor transferred the Private Placement Units and the Class A ordinary shares to the Sponsor.

Our management has broad discretion with respect to the specific application of the net proceeds of its IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time we sign a definitive agreement in connection with the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company.

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

Charter Amendment and Share Redemptions

On February 3, 2023, the Company held an extraordinary general meeting of the shareholders for the purpose of considering and voting on a charter amendment. At the meeting, the shareholders of the Company approved an amendment (the “Charter Amendment”) to the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company must consummate an initial business combination from February 8, 2023 to December 15, 2023. Under Cayman Islands law, the Charter Amendment took effect upon approval by the shareholders. The Company filed the Charter Amendment with the Cayman Islands General Registry within 15 days of the meeting. In connection with the meeting, shareholders holding approximately 32,116,947 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s Trust Account. As a result, approximately $332 million (approximately $10.34 per Public Share) was removed from the Trust Account to pay such holders and approximately $25 million remained in the Trust Account. Following redemptions, the Company has 2,383,053 Public Shares outstanding.

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

Prior to the Closing Date, and subject to the satisfaction or waiver of the conditions of the Merger Agreement, the Company will migrate out of the Cayman Islands and domesticate (the “Domestication”) as a Delaware corporation in accordance with Section 388 of the DGCL and Part XIII of the Cayman Islands Companies Act (2021 Revision). In connection with the Domestication, (i) each issued and outstanding Class A ordinary share, par value $0.0001 per share will convert, on a one-for-one basis, into a duly authorized, validly issued, fully paid and nonassessable share of Class A Class A Common Stock; and, (ii) each issued and outstanding whole warrant to purchase Class A ordinary shares of the Company will automatically represent the right to purchase one share of Class A Common Stock, at an exercise price of $11.50 per share on the terms and conditions set forth in the Company’s warrant agreement. Immediately following the Domestication, (i) the Class A Common Stock will be reclassified as common stock, par value $0.0001 per share (the “Common Stock”); (ii) each issued and outstanding Unit that has not been previously separated into the underlying Class A ordinary share and underlying one-half of one warrant upon the request of the holder thereof, will be cancelled and will entitle the holder thereof to one share of Common Stock and one-half of one public warrant, with a whole public warrant representing the right to acquire one share of Common Stock at an exercise price of $11.50 per share.

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

On April 4, 2023, the Company received a written notice (the “April Notice”) from Nasdaq indicating that the Company was not in compliance with Listing Rule 5450(b)(2)(A), requiring the Company to maintain a Market Value of Listed Securities (“MVLS”) of $50,000,000 for the continued listing of its securities on The Nasdaq Global Market. The April Notice was only a notification of deficiency, not of imminent delisting, and had no then-current effect on the listing or trading of the Company’s securities on Nasdaq when issued. The April Notice stated that the Company had 180 calendar days, or until October 2, 2023, to regain compliance with Listing Rule 5450(b)(2)(A). On September 28, 2023, the Company received notice from Nasdaq that it had regained compliance with Listing Rule 5450(b)(2)(A) regarding the MVLS requirement.

Liquidity and Capital Resources

For the nine months ended September 30, 2023, net cash used in operating activities was $682,640, net income of $761,598 was impacted by the unrealized gain on investments held in the Trust Account of $2,417,061, offset by a change in the fair value of warrants of $29,000 and changes in operating asset and liabilities of $943,823.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. The Company cannot provide any assurance that additional financing will be available to it on commercially acceptable terms, if at all.

Results of Operations

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023, relates to the Company’s formation, the IPO and the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account.

For the three months ended September 30, 2023, we had a net loss of $278,746, which consisted of $605,971 of general and administrative expenses and a change in the fair value of warrants of $7,250, offset by $334,475 unrealized gain on investment held in the Trust Account.

For the three months ended September 30, 2022, we had net income of $1,612,864, which consisted of general and administrative expenses, offset by unrealized gain on investment held in the Trust Account and change in the fair value of warrants.

For the nine months ended September 30, 2023, we had net income of $761,598, which consisted of $29,000 change in the fair value of warrants and $1,626,463 of general and administrative expenses, offset by $2,417,061 unrealized gain on investment held in the Trust Account.

For the nine months ended September 30, 2022, we had net income of $1,793,874, which consisted of general and administrative expenses, offset by unrealized gain on investment held in the Trust Account and change in the fair value of warrants.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On June 28, 2023, the Company and Cantor entered into a fee reduction agreement (the “Fee Reduction Agreement”), pursuant to which Cantor has agreed to forfeit $9,700,000 of the deferred underwriting fees payable, resulting in a remainder of $5,000,000 of deferred underwriting fees payable (the “Reduced Deferred Fee”) by the Company to Cantor upon the closing of the contemplated Transaction with Tevogen Bio Inc. The Reduced Deferred Fee shall be payable to Cantor in the form of 500,000 shares of the common equity securities of the entity that survives the Transaction. The Fee Reduction Agreement only applies to the consummation of the Transaction with Tevogen Bio Inc and no other potential Business Combinations that may be contemplated or consummated by the Company. In the event that the Company does not complete the Transaction with Tevogen Bio, Inc, the Original Deferred fee shall become due and payable by the Company to Cantor as originally set forth in the Underwriting Agreement, upon the consummation of a Business Combination.

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

Critical Accounting Estimates

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

Warrant Liabilities

We account for the Private Placement Warrants included in Private Placement Units and the redeemable warrants (the “Public Warrants”) that were included in units issued by the Company in its IPO (collectively, the “Warrants”) in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the Private Placement Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Placement Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

The Merger Agreement contains customary conditions to Closing, including the following mutual conditions of the parties (unless waived): (i) approval of the shareholders of the Company and Tevogen Bio of the Transaction and the other matters requiring shareholder approval; (ii) approvals of any required governmental authorities and completion of any antitrust expiration periods; (iii) receipt of specified third party consents; (iv) no law or order preventing the Transaction; (v) the registration statement having been declared effective by the SEC; (vi) no material uncured breach by the other party; (vii) no occurrence of a material adverse effect with respect to the other party; (viii) the satisfaction of the $5,000,001 minimum net tangible asset test by the Company; (ix) approval from NYSE for the listing of the shares of the Company’s Common Stock to be issued in connection with the Transaction; and (x) reconstitution of the post-closing board or directors of the Company. In addition, unless waived by Tevogen Bio or the Company, the obligations of both Tevogen Bio and the Company to consummate the Transaction are subject to the satisfaction of additional closing conditions, as fully set forth in the Merger Agreement. There are no assurances that all the conditions to the Merger Agreement will be satisfied or satisfied within the time frames required by the Merger Agreement. If the conditions to the Merger Agreement are not met (and, to the extent waivable, are not waived), then subject to the terms of the Merger Agreement, either the Company or Tevogen Bio may terminate the Merger Agreement. The Company has until December 15, 2023 (unless such date is extended by the Company in accordance with its existing governing documents) to complete an initial Business Combination, otherwise the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the trust account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The IPO was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 22, 2021, the Original Sponsor paid an aggregate purchase price of $25,000, or approximately $0.0029 per share, to subscribe for an aggregate of 8,625,000 Class B ordinary shares, par value $0.0001. On August 9, 2021, the Company effected a 1.3628-for-1.0000 stock split of its ordinary shares, such that the Original Sponsor owned an aggregate of 11,754,150 Founder Shares, for approximately $0.0021 per share. On October 1, 2021, the Company effected a 1.0195-for-1.0000 stock split of our ordinary shares, such that the Original Sponsor owned an aggregate of 11,983,333 Founder Shares, for approximately $0.0021 per share. The Original Sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in the Original Sponsor is an accredited investor under Rule 501 of Regulation D.

On November 8, 2021, the Company completed its IPO of 34,500,000 Units, including the issuance of 4,500,000 Units as a result of the underwriters’ full exercise of their over-allotment option, at a price of $10.00 per unit generating gross proceeds of $345,000,000 before underwriting discounts and expenses. Each Unit consisted of one Class A ordinary share and one-half of one Public Warrant. Each whole Public Warrant entitles the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment, pursuant to the Company’s registration statements on Form S-1 (File No. 333-260113). Cantor was the sole book-running manager of the Company’s IPO.

Simultaneously with the closing of the IPO, the Company completed the private sale of an aggregate of 1,450,000 Private Placement Units (1,300,000 units to the Original Sponsor and 150,000 units to Cantor) at a purchase price of $10.00 per unit, generating gross proceeds to the Company of $14,500,000. The issuance of the Private Placement Units to each of the Original Sponsor and Cantor was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

A total of $351,900,000 comprised of the proceeds from the IPO after offering expenses and a portion of the proceeds of the sale of the Private Placement Units to the Original Sponsor and Cantor, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

For a description of the use of the proceeds generated in the IPO, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) None.

(b) None.

(c) Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1†	Agreement and Plan of Merger, dated as of June 28, 2023, by and among Semper Paratus Acquisition Corporation, Semper Merger Sub, Inc., SSVK Associates, LLC, Tevogen Bio Inc and Ryan Saadi, in his capacity as seller representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by Semper Paratus Acquisition Corporation on June 29, 2023).
3.1	Amended and Restated Memorandum and Articles of Association of Semper Paratus Acquisition Corporation (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K, filed by Semper Paratus Acquisition Corporation on April 17, 2023).
3.2	Amendment to the Amended and Restated Memorandum and Articles of Association of Semper Paratus Acquisition Corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by Semper Paratus Acquisition Corporation on February 9, 2023).
4.1	Warrant Agreement, dated November 3, 2021, by and between Semper Paratus Acquisition Corporation and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed by Semper Paratus Acquisition Corporation on November 8, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEMPER PARATUS ACQUISITION CORPORATION

Date: November 13, 2023	By:	/s/ Surendra Ajjarapu
	Name:	Surendra Ajjarapu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Francis Knuettel II
	Name:	Francis Knuettel II
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

