Form 10-K
period 2023-12-31
Tevogen Bio Holdings Inc.
filed 2024-04-29
CIK 1860871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

or

☐ Transition report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission file number: 001-41002

Tevogen Bio Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-1284695
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Independence Boulevard, Suite #410 Warren, New Jersey	07059
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 838-6436

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TVGN	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock for $11.50 per share	TVGNW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

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

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the price at which the common stock was last sold on The Nasdaq Stock Market LLC on that date, was approximately $25,451,000.

The total number of shares of common stock outstanding as of April 26, 2024, was 164,614,418.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TEVOGEN BIO HOLDINGS INC.

FORM 10-K

EXPLANATORY NOTE

Prior to February 14, 2024, Semper Paratus Acquisition Corporation (“Semper Paratus”) was a special purpose acquisition company formed for the purpose of effecting a merger, stock purchase, reorganization, or similar acquisition or business combination with one or more businesses. On February 14, 2024 (the “Closing Date”), subsequent to the end of the fiscal year ended December 31, 2023, the fiscal year to which this Annual Report on Form 10-K (this “Annual Report”) relates, Semper Paratus completed the previously announced business combination pursuant to that certain Agreement and Plan of Merger by and among Semper Paratus, Semper Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Semper Paratus (“Merger Sub”), SSVK Associates, LLC, Semper Paratus’s sponsor (the “Sponsor”), in its capacity as purchaser representative, Tevogen Bio Inc, a Delaware corporation (“Tevogen Bio”), and Dr. Ryan Saadi, in his capacity as seller representative (the “Merger Agreement”).

As contemplated by the Merger Agreement, on the Closing Date, Merger Sub merged with and into Tevogen Bio, with Tevogen Bio being the surviving company and a wholly owned subsidiary of Semper Paratus (the “Merger,” and together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). In connection with the closing of the Business Combination (the “Closing”), we changed our name from “Semper Paratus Acquisition Corporation” to “Tevogen Bio Holdings Inc.”

As of the open of trading on February 15, 2024, our common stock and public warrants began trading on The Nasdaq Stock Market LLC (“Nasdaq”) as “TVGN” and “TVGNW,” respectively.

Substantially concurrently with the filing of this Annual Report, we will be filing Amendment No. 2 to our Current Report on Form 8-K originally filed on February 14, 2024, which will include the audited financial statements of Tevogen Bio for the year ended December 31, 2023, and related Management’s Discussion and Analysis of Financial Condition and Results of Operations and unaudited pro forma condensed combined financial information of the Company and Tevogen Bio as of December 31, 2023, and for the year then ended. Interested parties should refer to our Current Reports on Form 8-K for more information.

Except as otherwise expressly provided herein or as the context otherwise requires, the information in this Annual Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

As used in this Annual Report, unless otherwise noted or the context otherwise requires: (i) references to the “Company,” “Tevogen,” “we,” “us,” “our,” and similar terms refer to Tevogen Bio Holdings Inc. (f/k/a Semper Paratus Acquisition Corporation) and its subsidiaries; (ii) references to “Semper Paratus” are to Semper Paratus Acquisition Corporation prior to the close of the Business Combination; (iii) references to “Tevogen Bio” are to Tevogen Bio Inc. (f/k/a Tevogen Bio Inc) prior to the close of the Business Combination; (iv) references to “Sponsor” are to SSVK Associates, LLC; and (v) references to “Original Sponsor” are to Semper Paratus Sponsor LLC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that constitute “forward-looking statements” for purposes of the federal securities laws. Forward-looking statements include, but are not limited to, statements that discuss future events, hopes, expectations, beliefs, intentions, or strategies regarding the future, projections of results of operations or financial condition, changes in the markets in which we compete, and trends in our business. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions or their opposites may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	the development of, potential benefits of, and patient access to our product candidates for the treatment of infectious diseases, cancer, and neurological disorders, including TVGN 489 for the treatment of COVID-19 and Long COVID;
●	our ability to develop additional product candidates, including through the use of our ExacTcell platform;
●	the anticipated benefits of ExacTcell;
●	our expectations regarding our future clinical trials;
●	our manufacturing plans;
●	our ability to generate revenue in the future;
●	our ability to manage, grow, and diversify our business and execute our business initiatives and strategy;
●	expectations regarding the healthcare and biopharmaceutical industries;
●	the potential liquidity and trading of our securities; and
●	the future business, operations, and financial performance of our company.

The forward-looking statements contained in this Annual Report are based on management’s current expectations, assumptions, and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the factors set forth below in “Summary of Risk Factors.”

Forward-looking statements should be considered in light of these factors and the factors described elsewhere in this Annual Report, including in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should read these factors and the other cautionary statements made in this Annual Report as being applicable to all related forward-looking statements wherever they appear in this Annual Report. It is not possible to predict or identity all such risks. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable law.

SUMMARY OF RISK FACTORS

We are subject to a variety of risks and uncertainties, including risks that could have a material adverse effect on our business, financial condition, results of operations, and cash flows. The following summary of the principal factors that make an investment in our securities speculative or risky should not be relied upon as an exhaustive summary of the material risks facing us. You should read the following summary together with the more detailed description of risks under “Risk Factors” in Item 1A of this Annual Report and the other information contained in this Annual Report before investing in our securities. Capitalized terms not otherwise defined below have been defined elsewhere in this Annual Report.

Risks Related to Our Financial Position and Need for Additional Capital

●	We have a limited operating history, no products approved for commercial sale, have never generated revenue from product sales, and have a history of significant losses.
●	There is substantial doubt about the ability to continue as a going concern due to cash on hand.
●	We will require substantial additional financing to pursue our business objectives.

Risks Related to Development, Regulatory Review, and Product Approval

●	Regulation of cellular therapy product candidates is rigorous, complex, uncertain, and subject to change.
●	We have limited experience designing and implementing preclinical and clinical trials, which are complex, expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.
●	We may be unable to develop, receive regulatory approval for, and commercialize our product candidates.
●	We may encounter substantial delays and disruptions in the development of our product candidates.
●	The FDA regulatory approval process is lengthy and time-consuming.
●	We may never receive regenerative medicine advanced therapy designation for any product candidate, and this designation may not lead to a faster development or regulatory review or approval process.
●	Our business is highly dependent on our first product candidate, TVGN 489.
●	Results from our clinical trials may change and are subject to audit, validation, and verification procedures.
●	Initial results and results of earlier trials may not be predictive of future results.
●	Our TVGN 489 proof-of-concept clinical trial results may be less reliable than results in larger clinical trials.
●	Changes in product candidate manufacturing or formulation may result in additional costs or delay.
●	ExacTcell is unproven and may not result in marketable products.
●	We may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during development.
●	We may encounter difficulties enrolling patients in our clinical trials.
●	We may be required to suspend, repeat, or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive, or the trials are not well designed.
●	We may not achieve our projected development goals in the time frames we announce and expect.
●	Disruptions at government agencies could hinder or prevent product development and commercialization.
●	Development of product candidates in combination with other therapies presents additional regulatory risks.

Risks Related to Business Development and Commercialization

●	Our commercial success depends upon attaining significant market acceptance of our product candidates.
●	Regulated biologics may be subject to biosimilar competition.
●	The incidence and prevalence of target patient populations are based on estimates and third-party sources.
●	We will face extensive ongoing regulatory requirements and regulatory review after regulatory approval.
●	We may be unable to establish sales and marketing capabilities.
●	Failure to comply with or adapt to changes in data protection, privacy, and similar laws could materially and adversely harm our business.
●	Computer systems may fail or suffer security breaches.
●	Coverage and reimbursement may be limited or unavailable in certain market segments.
●	Healthcare reform may negatively impact our ability to sell our product candidates profitably.
●	We could violate healthcare fraud and abuse, false claims, and health information privacy and security laws.
●	We could fail to comply with environmental, health and safety laws and regulations.

Risks Related to Manufacturing and Reliance on Third Parties

●	The manufacture of cell therapies is subject to a multitude of manufacturing risks.
●	Our efforts to establish manufacturing capabilities will involve time and expense and may not be successful.
●	The loss of suppliers or their inability to supply us with adequate materials could harm our business.
●	We may not obtain marketing approval for or successfully commercialize product candidates as a result of failures by third parties.
●	We may not be able to establish collaborations on commercially reasonable terms.

Risks Related to Intellectual Property

●	We may be unable to obtain and maintain sufficient patent protection for our product candidates or ExacTcell.
●	Our patent protection could be reduced or eliminated for non-compliance with patent agency requirements.
●	We may not be able to protect our intellectual property rights throughout the world.
●	Changes in patent law could diminish the value of patents in general.
●	We may become involved in lawsuits to protect or enforce our intellectual property.
●	Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court.
●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights.
●	Others may claim an ownership interest in our intellectual property and our product candidates.
●	We may be unable to protect the confidentiality of our proprietary information.
●	We may be subject to claims asserting that our agents have wrongfully used or disclosed alleged trade secrets.
●	Our trademarks and trade names may be inadequately protected.
●	Intellectual property rights do not necessarily address all potential threats.

Risks Related to Our Business

●	We are highly dependent on our key personnel.
●	We may face substantial competition.
●	We will need to grow the size of our organization.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization.
●	We may be limited in our ability to use our net operating loss carryforwards.

Risks Related to Being a Public Company and Ownership of Securities

●	The price of our Common Stock and Warrants may fluctuate significantly.
●	Sales of a substantial number of our securities by existing securityholders could cause their price to fall.
●	We may not have the funds necessary to satisfy our future obligations under the terms of our Preferred Stock.
●	Failure to meet Nasdaq continued listing requirements could result in delisting of our securities.
●	We incur increased costs due to operating as a public company, and our management devotes substantial time to compliance initiatives and corporate governance practices.
●	We may issue additional shares of our Common Stock or other equity securities without your approval.
●	We have no current plans to pay regular cash dividends on our Common Stock.
●	We are an “emerging growth company” and a “smaller reporting company”.
●	Our management team has limited experience managing a public company.
●	Analysts may not publish research about us or may change their recommendation regarding our Common Stock.
●	We could become subject to securities litigation or stockholder activism.
●	We may be required to take write-downs or write-offs, restructuring and impairment or other charges.
●	We could fail to maintain proper and effective internal control over financial reporting.
●	Certain individuals have substantial control over us.
●	We may redeem warrants at a time that is disadvantageous to warrant holders.
●	A warrant holder exercising warrants on a “cashless basis” will receive fewer shares of Common Stock from such exercise than through a cash exercise.
●	Our public warrants may never be in the money and they may expire worthless.

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage specialty immunotherapy company harnessing one of nature’s most powerful immunological weapons, CD8+ cytotoxic T lymphocytes (“CD8+ CTLs” or “CTLs”), to develop off-the-shelf, precision T cell therapies for the treatment of infectious diseases, cancers, and neurological disorders, with the aim of addressing the significant unmet needs of large patient populations. We believe that sustainability and commercial success in the forthcoming era of medicine will rely on ensuring patient accessibility through advanced science, innovative business models and engagement across the development lifecycle and healthcare system. We aspire to be the first biotechnology company offering commercially attractive, economically viable, and cost-effective personalized T cell therapies.

We believe our allogeneic, precision T cell technology platform, ExacTcellTM, represents a significant scientific breakthrough that has the potential to produce a new class of off-the-shelf – manufactured and stored for immediate use – drugs with diverse applications spanning virology, oncology, and neurology. ExacTcell is a set of processes and methodologies to develop, enrich, and expand single human leukocyte antigen (“HLA”) restricted CTL therapies with proactively selected, precisely defined targets. HLA molecules are proteins that play an important role in the immune system’s ability to recognize “self” versus “foreign.” There are numerous HLA types that vary from person to person. CD8+ CTLs, also known as killer T cells, are white blood cells that are part of the immune system and destroy infected, malignant, or otherwise damaged cells. We are focused on using ExacTcell to develop allogeneic therapeutics, meaning therapeutics that are intended to be infused in patients other than the original donor.

ExacTcell therapies are based on carefully selected, naturally occurring CTLs that are designed to recognize targets of interest from the body’s native T cell receptor pool, unlike genetically engineered T cell therapies. CD8+ CTLs in ExacTcell-based products target multiple and distinct antigens, with the aim to circumvent the impact of mutations in viruses and cancer cells, which can render existing treatments ineffective. ExacTcell is designed to maximize the immunologic specificity of our products in order to eliminate malignant and virally infected cells while allowing healthy cells to remain intact. We believe this high degree of specificity has the potential to significantly reduce the chances of cross-reactivity or adverse impact on healthy cells. Our confidence in ExacTcell is reflected in our development pipeline, which has been carefully tailored to address the unmet needs of large patient populations grappling with life-threatening viral diseases, both viral and non-viral induced cancers, and neurological disorders such as multiple sclerosis.

The first clinical product of ExacTcell, TVGN 489, is being developed to fill a critical gap in COVID-19 therapeutics for the immunocompromised and the high-risk elderly, with potential applications in both treatment and prevention of chronic lingering symptoms of the disease (“Long COVID”). Viruses, including COVID-19, hijack cellular machinery to transform infected cells into virus production plants. Elimination of infected cells is necessary to allow them to be replaced by healthy, uninfected counterparts. TVGN 489 consists of CTLs that are designed to be active against multiple precise, well defined, and well characterized targets spread across the SARS-CoV-2 genome. The product progressed from pre-discovery to the clinic in less than 18 months, and in January 2023, we completed the Phase 1 proof-of-concept clinical trial of TVGN 489 for the treatment of ambulatory, high-risk adult COVID-19 patients. No dose-limiting toxicities or significant treatment-related adverse events were observed in the treatment arm. Secondary endpoints showing a rapid reduction of viral load and that infusion of TVGN 489 did not prevent development of the patients’ own T cell-related (cellular) or antibody-related (humoral) anti-COVID-19 immunity were also met. None of the patients reported progression of infection, reinfection, or the development of Long COVID during the six-month follow-up period. These clinical observations were mirrored by laboratory evidence of the persistence of TVGN 489 cells for at least six months after treatment. We hope to launch a pivotal trial of TVGN 489 in COVID-19 patients with B cell malignancies as soon as late 2024, with studies of other highly vulnerable populations thereafter. TVGN 489 is also in preclinical development for treatment and prevention of Long COVID.

Business Combination

Prior to February 14, 2024, Semper Paratus Acquisition Corporation (“Semper Paratus”) was a special purpose acquisition company formed for the purpose of effecting a merger, stock purchase, reorganization or similar acquisition or business combination with one or more businesses. On February 14, 2024 (the “Closing Date”), Semper Paratus completed the previously announced business combination pursuant to that certain Agreement and Plan of Merger by and among Semper Paratus, Semper Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Semper Paratus (“Merger Sub”), SSVK Associates, LLC, Semper Paratus’s sponsor (the “Sponsor”), in its capacity as purchaser representative, Tevogen Bio Inc, a Delaware corporation (“Tevogen Bio”), and Dr. Ryan Saadi, in his capacity as seller representative (the “Merger Agreement”).

As contemplated by the Merger Agreement, on the Closing Date, Merger Sub merged with and into Tevogen Bio, with Tevogen Bio being the surviving company and a wholly owned subsidiary of Semper Paratus (the “Merger,” and together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). In connection with the closing of the Business Combination, we changed our name from “Semper Paratus Acquisition Corporation” to “Tevogen Bio Holdings Inc.” As of the open of trading on February 15, 2024, our common stock and public warrants began trading on The Nasdaq Stock Market LLC (“Nasdaq”) as “TVGN” and “TVGNW,” respectively.

Our Pipeline

We are leveraging our understanding of immunotherapy and our ExacTcell platform to discover, validate, and build a proprietary pipeline of T cell therapies with diverse targets in infectious disease, cancer, and neurological disorders. The figure below details our pipeline of product candidates and their targets:

[1]	Phase 1 clinical trials are designed in part to generate proof of concept data and safety-related data on tolerability and side effects.

[2]	A pivotal trial is a trial designed to generate data sufficient to support the filing of an application for regulatory approval. A pivotal trial may not necessarily be denoted as a Phase 3 clinical trial, and instead may be a Phase 2 or Phase 2/3 clinical trial. We believe that Phase 2, Phase 2/3, or Phase 3 clinical trials may serve as pivotal trials for TVGN 489.

[3]	Our completed Phase 1 clinical trial of TVGN 489 was specifically conducted in ambulatory, high-risk adult patients with acute cases of COVID-19.

[4]	We believe that the data from our completed Phase 1 clinical trial should be sufficient to serve as the basis for one or more later stage, potentially pivotal trials in acute COVID-19 patients with B-cell cancer immune suppression, other B cell immune suppressed acute COVID-19 patients without a B cell cancer indication, and for Long COVID prevention and treatment. We cannot be certain whether we will be permitted to move from a Phase 1 trial directly to a pivotal trial covering any specific target population until FDA reviews and concurs with or rejects our proposed plans, and FDA may require us to conduct further trials to generate additional safety and efficacy data prior to approval.

[5]	Data collected in the completed Phase 1 trial of TVGN 489 includes and in all future trials of TVGN 489 is expected to include information regarding the incidence of Long COVID in patients treated with TVGN 489 versus untreated patients or those treated with alternate approaches.

Our Strategy

Our goal is to have a positive impact on patients’ health and treatment equity by developing and commercializing personalized cell therapies to treat infectious disease, cancer, and neurological disease. Key elements of our strategy to advance toward this goal include the following:

●	Advancing the clinical development of TVGN 489 for the treatment of COVID-19 and Long COVID. We completed a Phase 1 proof-of-concept trial of TVGN 489 for the treatment of high-risk ambulatory adult COVID-19 patients in January 2023 and hope to launch a pivotal trial in COVID-19 patients with B cell malignancies as soon as late 2024. TVGN 489 is also in development for other highly vulnerable COVID-19 patients and sufferers of Long COVID. We will undertake a Long COVID genetic predisposition trial early in the second quarter of 2024 in part to generate information needed to expeditiously conduct a Long Covid treatment trial that we expect to be launched in approximately the first quarter of 2025.

●	Leveraging our ExacTcell platform to develop therapies for additional indications. In addition to TVGN 489, we are leveraging our ExacTcell platform to advance product candidates in virology, oncology, and neurology. Preclinical investigation is underway with product candidates for the treatment of Epstein-Barr virus-associated lymphomas, multiple sclerosis, and several other viral and cancer targets.

●	Developing manufacturing capabilities, including through acquisitions. We will need to develop manufacturing capabilities for clinical and, if approved, commercial supply of our cell therapy products. Our efforts to develop manufacturing capability are currently focused on acquiring existing manufacturing facilities or constructing one or more new manufacturing facilities, including through collaboration with a potential facility development partner, and we have identified a potential clinical manufacturing facility for use.

●	Forming strategic alliances and collaborating with partners to augment our capabilities. We may pursue strategic alliances with other biopharmaceutical companies with well-established presences in the specialties we aim to target for our indications. This may include co-marketing, co-promotion, and co-development relationships, or a partnership with a diagnostics company to help improve availability of rapid HLA testing. We also intend to explore options to work with partners to augment the study and treatment of patients and the impact of our product candidates, including medical professionals, healthcare professional networks, pharmacy benefit managers, insurance companies, and artificial intelligence companies.

Our ExacTcell Platform

Our ExacTcell platform and our therapies harness one of nature’s own approaches to eradicating cancer and other diseases: the cytotoxic or killer T cell. We believe that our patented ExacTcell precision allogeneic T cell development platform has the potential to be a broadly applicable approach for developing convenient and reasonably priced cellular immunotherapies for the treatment of acute viral infections, long-term consequences of viral infections such as Long COVID, viral- and non-viral-induced cancers, and certain neurological disorders.

ExacTcell focuses on the selection and expansion of naturally occurring, genetically unmodified CD8+ CTLs to target multiple, distinct, preselected antigens present only on virus-infected or malignant cells and to kill those cells. We believe that by relying on CD8+ CTLs, ExacTcell has the potential to produce an entirely new class of drugs that could present numerous benefits over existing platforms. In contrast to other approaches, ExacTcell enables a single, specific HLA molecule to be targeted in a clinical product and the specific target peptides to be known with certainty and precision. HLA molecules are proteins present on the cell surface that play an important role in the immune system’s ability to recognize “self” versus “foreign.” Specifically, HLA molecules present foreign antigens to T cells for eradication. There are numerous HLA types that vary from person to person.

Killer T cells are white blood cells that play a vital role in the immune system’s defense against diseases, including viruses and cancer. Most CTLs, including those developed with ExacTcell, express T cell receptors (“TCRs”), which are surface proteins that provide each T cell with its unique immune specificity to recognize and react against specific foreign antigenic peptides of infected or malignant cells. These foreign antigenic peptides are presented in conjunction with an HLA molecule. The CTLs destroy their infected or malignant cell targets by inducing them to undergo apoptosis, or programmed cell death, by releasing cytolytic granules that produce pores in the target cell’s membrane. CTLs also possess a protein that spans the entirety of the cell membrane, known as Cluster Differentiation 8 (which makes them CD8+), that aids in the reaction. CD8+ T cells work in conjunction with HLA-class I molecules, and CD4+ T cells work in conjunction with HLA-class II molecules.

Currently available cell-based immunotherapy approaches include genetically unmodified T cells applied to the treatment of viruses early after transplant and genetically modified chimeric antigen receptor (“CAR”) T cells used to treat a selected subset of malignancies. We believe that to date, cellular therapy has not been harnessed to its full potential for clinical application. We believe that our proprietary approach will allow T cell products to be generated with a much higher target-specific CD8+ content and better-defined target specificity than existing commercially available approaches. Contrasted with our approach, the genetically unmodified T cells used after hematopoietic stem cell transplantation for the treatment of viral infections have used large viral proteins, pools of peptides, or infected cells to stimulate CTLs. These broader targets may stimulate both CD4+ and CD8+ T cell responses, resulting in more heterogeneous T cell products with little information regarding the specific peptide targets recognized by the T cells. By stimulating with only carefully defined smaller peptides that are selected to bind to a single HLA-class I molecule, our approach elicits a high degree of target-specific CD8+ responses, which we believe may result in improved outcomes as compared to these other approaches. Knowing the specific peptide targets also allows rapid identification of the impact of mutations on our CTL products.

Due to the targeted nature of the cells ExacTcell can produce, we also believe we may be able to avoid some of the unwanted corollary effects observed in other T cell immunotherapies. For example, we believe products developed through ExacTcell could potentially avoid the high incidence of adverse events, some life-threatening, such as cytokine release syndrome and neurotoxicity, that have been observed with autologous and allogeneic CAR-T platforms. Autologous cell therapies are derived from a donor’s own cells, as contrasted with allogenic therapies such as ours, where cells are from third party donors.

In order to select candidate peptides for ExacTcell products, we rely on a combination of computer-facilitated prediction of the ability of specific peptide candidates to bind to specific HLA molecules and published scientific research. Once candidates are selected, we use tetramer staining to assess whether T cells recognize the target peptides and assess cytotoxicity against individual peptide-pulsed and non-pulsed targets. This allows us to rapidly and proactively select multiple, precise, candidate T cell targets and then quickly experimentally confirm them for use. Through our Tevogen.ai artificial intelligence initiative, we are exploring ways to deploy artificial intelligence-powered target detection to further accelerate our product development pace, either internally or in collaboration with leading entities in the field of artificial intelligence.

As illustrated in the figure below, we begin the ExacTcell process by collecting cells from a healthy donor. T cells from the donor are exposed to the preselected targeted peptides and through a repetitive process of selection and expansion. CD8+ CTLs specific for the targeted, antigenic peptides become the major cellular component of the final product. The expansion of the antigen specific CTLs is extensive enough to produce over 100, and up to hundreds, of doses from a single donor. Those doses can then be used to treat hundreds of patients who share the same HLA type.

ExacTcell stands in contrast with both autologous and allogeneic CAR-T platforms, which target antigens present on both healthy and diseased cells and require genetic modification of the T cells. In autologous CAR-T approaches, the quantity and health of desired T cells in patient blood samples used to manufacture the CAR-T product have been among the largest obstacles for T cell therapies to date. Much of this is due to the chemotherapy treatments the patients have already received. Some existing CAR-T therapies may take weeks to manufacture, may require patients to receive pre-infusion lymphodepleting (i.e., immunosuppressing) chemotherapy as part of a lengthy preparation process, and be hospitalized in many cases during the CAR-T cell infusion or afterwards due to the frequency of side effects from the therapy such as cytokine release syndrome. These treatments may also require lifelong monitoring for the development and treatment of infections due to eradication of normal parts of the immune system along with the cancer.

More recently, in November of 2023, FDA announced that it had “received reports of T-cell malignancies, including chimeric antigen receptor positive lymphoma, in patients who received treatment with BCMA- or CD19-directed autologous CAR T cell immunotherapies.” These secondary malignancies resulted in hospitalization and death in a small subset of patients. On January 19, 2024, FDA required a class-wide black box warning be added to the label of these CAR T products regarding this risk. FDA also underscored that the benefits of CAR-T therapies continue to outweigh their risks but recommended lifelong monitoring of this potential side effect. Currently approved autologous CAR-T platforms utilize the patient’s own T cells to manufacture their products. These cells have previously been exposed to cancer therapy and are genetically altered and subsequently expanded.

In contrast, CTLs generated using the ExacTcell platform come from a healthy donor with a normal immune system. ExacTcell CTLs are not genetically altered in the manufacturing process and although they expand during manufacture, this is the expected response of a T-lymphocyte when encountering its target antigen. The genetic modifications necessary to make CAR-T cells, which may be associated with the recent reports of T-cell malignancies, are not utilized in the manufacture of our products made on the ExacTcell platform. Moreover, secondary malignancies have not been described in the unmodified T cell products given to hundreds of post-transplant patients. Although our ExacTcell products are not designed to be genetically modified, they are still in the early stages of testing, and only limited human and laboratory study data are available regarding the risk profiles of our products. Allogeneic CAR-T approaches are in early-stage development, but concerns exist regarding side effects similar to autologous CAR-T, and additionally, the development of graft versus host disease with allogeneic CAR-T products, both of which we believe will be of lower risk with our platform.

Hundreds of doses per donor can be obtained using the ExacTcell approach, which is expected to facilitate off-the-shelf use and the ability to administer doses within hours of diagnosis in the case of treatments against viruses where rapid therapeutic intervention is crucial. Use of TVGN 489, for example, is expected to begin with a confirmatory COVID-19 test and rapid HLA typing for which results would be available in six to eight hours, allowing selection of the proper product based on HLA type. After confirmation of HLA type, thawing takes minutes, and cells are infused within ten minutes of thawing.

The convenience of “off-the-shelf” – manufactured and stored for immediate use – therapy has the potential to offer timely and cost-efficient therapeutics by potentially eliminating the need for specialized medical facilities, unlike existing platforms. By producing products in which the active CD8+ T cell components are present at high concentrations, we believe relatively small volumes will be required, allowing our therapies to be easily and promptly delivered in the ambulatory setting as a very brief intravenous administration such as in a physician’s office.

We are working to further advance ExacTcell with a new, proprietary T cell receptor-engineered process (“TCR-T”), which we believe may substantially increase the number of doses that can be produced from a single donor. Available technology can be used to allow us to interrogate over a thousand individual T cells to determine which one kills peptide-pulsed targets fastest or kills the most in a given timeframe. This highest performing T cell can then be isolated, and its T cell receptor sequenced, allowing us to make an artificial TCR gene that can be introduced into CD8+ T cells collected from healthy donors. We believe this could allow at least a several-fold increase in the number of desired CTLs as compared to our current approach. We expect efforts to produce second generation products based on this process may begin shortly after and if initial regulatory approval of the first-generation product is obtained.

Our First Product Candidate

Our first product candidate, TVGN 489, is an off-the-shelf, allogeneic cytotoxic CD8+ T cell therapy designed to fill a critical gap in COVID-19 therapeutic solutions for the immunocompromised and the high-risk elderly, with potential applications in both treatment and prevention of Long COVID. Treatment for these groups represents an area of unmet or incompletely met need which we believe TVGN 489 can significantly address. We rapidly progressed TVGN 489 from pre-discovery to the clinic in only 18 months. TVGN 489 cells are derived from healthy donors who recovered from a prior COVID-19 infection, and TVGN 489 is active against multiple, precise targets spread across the SARS-CoV-2 genome.

In January 2023, we completed a Phase 1 proof-of-concept trial of TVGN 489 for the treatment of ambulatory high-risk adult COVID-19 patients. No dose-limiting toxicities or significant TVGN 489-related adverse events were observed in this trial at any of the four dosing levels tested. Secondary endpoints showing a rapid reduction of COVID-19 viral load and to show that infusion of TVGN 489 did not prevent development of the patient’s own T cell-related (cellular) and antibody-related (humoral) anti-COVID-19 immunity were also met. In addition, none of the patients in the treatment arm reported progression of infection, reinfection, or the development of Long COVID during the six-month follow-up period. The TVGN 489 in the Phase 1 trial was formulated to match patients expressing HLA-A*02:01, the most common HLA type in the population.

We believe TVGN 489 has the potential to be less susceptible to viral mutation than monoclonal antibodies, less susceptible to drug resistance than antivirals, and to rapidly be able to overcome any increased immune evasion of current and emerging SARS-CoV-2 variants. We also believe ExacTcell can enable us to deliver products faster, at a greater scale, and at lower cost than future competing cell therapies, if any. Despite selection of T cell targets in 2020, the HLA-A*02:01 TVGN 489 product has maintained a high degree of activity through the full range of studied delta and subsequent omicron variants. In contrast, most monoclonal antibodies were withdrawn from the market for lack of efficacy related to the emergence of new variants, providing what we believe to be evidence of decreased susceptibility of TVGN 489 to viral mutation. In addition, knowing the precise peptide targets of our therapy helps allow rapid assessment regarding their preservation or loss as soon as new variants are sequenced. We check emerging COVID-19 variants against TVGN 489 targets on an ongoing basis.

COVID-19 Background

COVID-19, caused by the SARS-CoV-2 virus, has killed millions and infected hundreds of millions since its emergence in late 2019. Groups currently most at risk for poor outcomes due to COVID-19 are immunocompromised individuals unable to mount an adequate immune response, such as those with immune system cancers, immunodeficiency disorders, transplant recipients, patients with immune-mediated disorders requiring immunosuppressive therapy, or high doses of corticosteroids, the elderly and the unvaccinated. For example, recent data shows that the majority of COVID-19 deaths occur in people over the age of 65. The risk of severe illness from COVID-19 for an individual tends to escalate with an increase in their number of underlying medical conditions. In addition to the acute impacts of infection, a significant portion of those who have been infected by COVID-19 in the past develop more chronic and potentially debilitating symptoms afterwards, a condition termed Long COVID. Of US adults, 17.6% had experienced symptoms of Long COVID, according to the Centers for Disease Control and Prevention’s (“CDC’s”) household pulse survey taken from January 9 through February 5, 2024. As of October 2023, 5% of all adults were still experiencing symptoms of Long COVID, according to a USA FACTS review of U.S. Census Bureau data. Despite the availability of vaccines and emergence of initial therapeutics, significant gaps and shortcomings in treatment remain both for vulnerable patients experiencing an acute infection and for Long Covid sufferers for whom there are no treatment options approved for the indication or its underlying causes.

Like other viruses that have RNA as their genetic material, SARS-CoV-2 is constantly evolving through random mutations. New mutations can potentially increase or decrease infectiousness and virulence. In addition, mutations can increase the virus’ ability to evade adaptive immune responses from past SARS-CoV-2 infection or vaccination. New variants of the SARS-CoV-2 virus continue to emerge, and many people continue to be adversely affected by COVID-19, particularly those at the highest risk and sufferers of Long COVID. Moreover, a growing body of scientific data suggests new immune-evasive variants are more likely to arise in immunocompromised patients because they are less able to eradicate the virus. The longer duration of infection within the host affords the virus more opportunity to mutate so as to evade the immune system.

As of May 2023, about 103 million cumulative confirmed COVID-19 cases were reported in the United States alone. While there has been a decrease in the number of confirmed and reported cases, this is a multifactorial issue due in part to a decrease in testing by younger or healthier individuals, reliance on home tests, the results of which are often not reported, expiration of federal funding for testing, and the CDC’s discontinuation of collection of testing data. However, a large number of Americans remain highly vulnerable to COVID-19 infection, including immunocompromised and elderly patients. For example, the rate of hospitalization in cancer patients with COVID-19 infection remains high, specifically for those under active chemotherapy or immunosuppression. There is therefore a high unmet need to have an effective treatment available for these populations. Classic herd immunity leading to eradication of COVID-19 is unlikely, much as is the case for influenza, respiratory syncytial virus (RSV), and other endemic respiratory viruses. This contrasts with smallpox, for example, where both natural infection and vaccination eliminated virus transmission. SARS-CoV-2 infection and vaccination produce a steadily waning natural and vaccine-induced immunity, respectively, but do not eliminate transmission. Although the number of daily reported cases and deaths has declined, the emergence of more transmissible variants has led to spikes in cases and mortality, and variants are expected to continue to evolve over time.

The current COVID-19 landscape is also characterized by continued vaccine hesitancy among a significant portion of the population, unequal access to vaccines and treatment, lack of response in some immunocompromised and other high-risk groups, and breakthrough cases among the vaccinated due in part to increased immune evasion by current and emerging variants and the relatively short duration of protection by booster shots. We expect these circumstances to continue, which could adversely impact long-term community-level protective immunity. In addition, we believe that the expiration of the U.S. federal Public Health Emergency and U.S. government funding for COVID-19 testing, and treatment could lead to higher pricing for diagnostics and therapeutics.

Only two anti-viral agents, Nirmatrelvir/Ritonavir (Paxlovid) and Remdesivir, have been FDA-approved for the treatment of COVID-19. While Paxlovid is indicated for treatment in individuals at high risk for viral progression, neither drug has been specifically authorized for use in immunocompromised patients, creating a need for the development of novel therapies in this area. Both drugs also present challenges for subsets of patients. Paxlovid is associated with many drug-drug interactions, resulting in the need to temporarily stop ongoing medications or seek alternative therapy and thereby making it difficult for some patients to take. This is especially true for patients on multiple medications, which is often true of high-risk patients requiring anti-COVID-19 treatment. Paxlovid is also known to be associated with COVID-19 rebound, which has been calculated as high as 21% in ambulatory patients, according to a study published in the Annals of Internal Medicine in November 2023. Although the rate of rebound in high-risk subgroups is less well-documented, we anticipate it may be as high or higher in this group. Paxlovid also must be started within five days of symptom development to be effective. Remdesivir must be given within seven days and is only available in intravenous form, requiring three daily infusions in a treatment center. Remdesivir has also been associated with liver enzyme abnormalities and gastrointestinal side effects. Monoclonal antibodies to the viral spike protein were introduced early in the pandemic for treatment of COVID-19, but typically have been rendered ineffective over time as the virus continues to evolve. No therapies have been approved to treat the underlying causes of the symptoms of Long COVID, and significant research is ongoing to determine why some patients fully recover while others develop long-term complications.

Key Advantages of TVGN 489

Given the ongoing spread of COVID-19 and its effects and continued gaps in treatment, there is a clear need for alternatives to current therapeutic options for COVID-19. We believe TVGN 489 has been shown to be less susceptible to viral mutations than monoclonal antibodies and thus able to overcome the increased immune evasion of current and emerging COVID-19 variants. We also believe TVGN 489 has the potential to be less susceptible to drug resistance than antivirals. As contrasted with existing therapies, TVGN 489 is designed to recognize multiple specific target peptides from distinct COVID-19 proteins, versus one or two targets typically derived only from the spike protein. Whereas other viral therapies buy time for natural immunity to emerge and definitively control the virus, TVGN 489 provides natural immunity directly and immediately to patients.

TVGN 489’s targets have also persisted in studied COVID-19 variants. We have observed TVGN 489’s targets to be generally retained, in nearly all cases at greater than a 95% level of retention, in the genome of all of the isolates of SARS-CoV-2 variants that we have studied to date. This is in significant contrast with the target loss of anti-spike monoclonal antibody therapies, which led to the withdrawal of emergency use authorizations (“EUAs”) that had been granted during the now-expired COVID-19 National Public Health Emergency. For example, the EUA for AbCellera Biologics’ and Eli Lilly’s bamlanivimab administered alone, which was granted in November 2020, was revoked in April 2021 due to a sustained increase in viral variants that were not sensitive to this product.

COVID-19 variants have demonstrated how this virus is able to escape our immune system through mutation. However, we believe our proprietary approach to manufacturing TVGN 489 may allow us to monitor the sequences of emerging variants and, if necessary, to proactively adjust or fine tune our products to ensure that they continue to recognize and treat current and future variants of this and other viruses. For example, with our approach, if a product contains T cells that recognize and target seven different peptides and one is lost through mutation, that peptide can be dropped from future product batches. Similarly, if the mutation generates a new peptide target, that target can be added to future batches. However, making these types of changes to TVGN 489 may require additional regulatory approvals, and there is no guarantee that we will receive such approvals.

TVGN 489 is also designed to be fast acting, as the cells are fully mature and crafted to be primed to act as soon as they find their way to infected cells. All patients in the interventional arm of our Phase 1 clinical trial noted improved symptoms within two to three days, which is shorter than the average noted by patients in the observational arm, and 83% of patients in the interventional arm had negative nasal swab polymerase chain reaction tests within 14 days. The consistency of the resolution was suggestive of a treatment effect and the observed period is in contrast to a range of up to 90 days in the general population. This observed consistency and rapidity of nasal swab COVID-19 resolution was in a population where five individuals were on active immunosuppression for cancer and one for lupus at the time of COVID-19 infection. Two patients on the trial went on to stem cell transplantation, an immunosuppressive procedure, within a month of treatment. Neither experienced COVID-19 reactivation, which we believe further attests to the rapid acting nature of this product. When immunocompromised patients get sick from COVID-19, their current treatment regimens for existing conditions are often stopped. For oncology patients, this can be especially disruptive or even harmful. Given TVGN 489’s design and these results, we believe TVGN 489 may allow immunocompromised patients to recover and be able to return to their pre-COVID-19 treatment regimen with minimal delays.

Production of TVGN 489 and Mechanism of Action

TVGN 489 cells are sourced from healthy donors who have recovered from a previous COVID-19 infection. These donor cells are subsequently expanded by 600-fold or more by restimulating them toward specific peptide targets. This is accomplished by exposing them to antigen-presenting cells and selectively isolating the T cells that recognize the specific targets. TVGN 489 is formulated to precisely target multiple peptide targets spread across the SARS-CoV-2 genome, rather than focusing solely on the mutation-susceptible spike protein, which is the primary target of most vaccines and monoclonal antibodies. Upon completion of the manufacturing process, the cells are frozen and stored for future intravenous infusion.

Administration of TVGN 489 infuses the body with killer T cells that have been designed to attack COVID-19 infected cells. These highly purified, multi-target CD8+ CTLs are intended to bind to and eliminate infected cells expressing the targeted peptides against which the CTLs were manufactured. Peptides are presented in conjunction with the HLA molecule and the CTLs eradicate diseased cells expressing these viral or malignant targets. To be clinically effective, a T cell therapy must be compatible with the patient’s specific HLA type. Therefore, a panel of HLA-specific CTL products is necessary to broadly cover and treat the population. In our next clinical trial of TVGN 489, we expect to treat patients with the six most common HLA types, which we believe would represent between 60% and 65% of the COVID-19 infected population. We plan to continue expansion into additional HLA types until we are confident that between 90% and 95% of the population could be treated based on our research.

We believe that once bound to infected cells, TVGN 489 cells then destroy the infected cells through formation of an immunological synapse between the killer cell and target and the release of cytotoxic granules from TVGN 489 into the target. These both produce pores in the target cell’s membrane and also trigger a process known as apoptosis, or programmed cell death, which is built into all our cells. Then, once the infected cells die, new, healthy cells are able to grow in their place.

Discovery and Preclinical Data

Our approach to identifying CTL targets starts with computer-based prediction and then tests candidate peptides functionally with T cells. We use a technique known as tetramer staining to assess whether T cells recognized these target peptides, assessed cytotoxicity against individual peptide-pulsed and non-pulsed targets, and selected final peptides for use in TVGN 489 on that basis.

We conducted multiple in-vitro studies of TVGN 489 in preparation for filing the investigational new drug application (“IND”) with FDA and observed strong antiviral activity against SARS-CoV-2 in these laboratory studies. In preclinical studies, we observed that TVGN 489 cells kill target cells that are exposed to SARS-CoV-2 peptides, but not cells that are not exposed to those peptides. This is illustrated in the figure below, which shows the percentage of cells killed over a four-hour period when targets were pulsed with the peptides and when they were not, with the x-axis showing the lysis rates based on the ratio of CTLs to target cells.

Identification of appropriate COVID-19 peptide targets for additional HLA molecules remains ongoing, and we plan to continue this testing until we are confident that between 90% and 95% of the COVID-19 infected population could be treated based on our research.

Clinical Development for COVID-19 Patients

FDA permitted our IND for TVGN 489 to proceed in May 2021, and we began enrolling patients in the Phase 1 proof-of-concept trial of TVGN 489 for the treatment of high-risk ambulatory adult COVID-19 patients in October 2021. Patients in the trial were newly diagnosed with COVID-19 and were deemed to be at high risk for complications due to the presence of one or more underlying medical conditions defined as high risk by the CDC, including among others cancer, hypertension, obesity, diabetes, cardiovascular disease, and old age. The trial, which was conducted at Thomas Jefferson University Hospital in Philadelphia, was completed in January 2023.

The trial included two arms, with 12 patients in the treatment, or interventional, arm and 18 patients in the observational arm. Assignment to the interventional arm versus the observational arm was based on each patient’s HLA type. Patients expressing HLA-A*02:01, the most common HLA type in the population, matched the CTLs and were enrolled in the interventional arm. Patients in the treatment arm had been infected with either the delta variant or one of three omicron variants of COVID-19. Patients on the interventional arm had a higher median number of comorbid conditions, a higher incidence of immune compromise, and a higher number of patients who were unvaccinated or failed to respond to vaccination versus patients on the observational arm.

Each patient in the treatment arm received a single intravenous infusion of TVGN 489 within four days of diagnosis. Analysis of COVID-19 viral load showed that the patients were early in their COVID-19 disease course. Patients were treated with TVGN 489 at one of four dose levels: 1 x 105/kg; 3 x 105/kg; 1 x 106/kg; or 3 x 106/kg. These dose levels were chosen based on data regarding antiviral T cell therapy in hematopoietic transplant patients involving the administration of similar cell numbers. Three patients were enrolled at each dosing level with the option to enroll three more if a significant side effect was observed. Each dose level concluded with three patients rather than six and the treatment arm concluded with a total of 12 patients rather than 24, primarily due to the absence of appreciable toxicities across all dose levels. The comparative arm, which was designed to end enrollment when treatment arm enrollment was completed, concluded with 18 patients, appreciably less than what would have occurred if the treatment group required additional enrollment. Observational arm patients received standard of care treatment, including monoclonal antibodies. Interventional arm patients were monitored in the hospital for four days before being discharged and then were observed daily at home for ten additional days and again at the one, two, three, and six-month anniversary of the initial infusion. Observational arm patients were monitored at home over the same interval.

The primary endpoints of the trial, which were safety-related, were met. No dose-limiting toxicities or significant adverse events related to TVGN 489, including acute infusion reactions, cytokine release syndrome, neurotoxicity, or instances of graft versus host disease, were observed in any patient at any dose level of our Phase 1 trial of TVGN 489.

Secondary endpoints showing a rapid reduction of COVID-19 viral load and showing that infusion of TVGN 489 did not prevent development of the patient’s own T cell-related (cellular) and antibody-related (humoral) anti-COVID-19 immunity were also met. In other words, observations indicate that TVGN 489 did not prevent the body from responding to the infection and generating its own CTLs and antibodies to COVID-19.

All treatment arm patients reported returning to their baseline level of health without COVID-19 symptoms within 14 days of treatment. All such patients also reported symptom improvement within two to three days of treatment, which corresponded with a decrease in the COVID-19 viral load on PCR testing in the majority of patients. None of the patients who participated in the trial reported progression of their COVID-19 infection and none developed COVID-19 or Long COVID during the six-month follow-up period. These clinical observations were mirrored by laboratory evidence of the persistence of infused TVGN 489 cells for at least six months after treatment.

Persistence of infused therapeutic cells remains a significant issue in the T cell therapy space, leading to challenges in controlling viral infections, preventing viral recurrence, and managing cancer relapse. The shorter the CTLs persist in the recipient, the less opportunity they have to perform their intended therapeutic tasks. Genetic differences between donor and recipient in allogeneic cell products and new genes introduced into autologous products can be recognized by the patient’s immune system, which can encourage elimination of the administered cells. This is one of the reasons why lymphodepleting therapy is commonly administered prior to CAR-T treatments. Maximizing the percentage of CTLs in the products is also useful as the CTLs may receive re-stimulation from the virus infecting the patient and have a better ability to protect themselves against elimination by the patient’s immune system. Most studies of genetically unmodified CTLs have suggested that they are eliminated within weeks, with three months, in highly immune-suppressed hematopoietic blood and marrow transplant (“HSCT”) patients, being the longest that they typically are reported to persist. The highly immune-suppressed nature of the HSCT patient group is thought to allow for longer than typical persistence.

In our Phase 1 clinical trial for TVGN 489, following infusion, peripheral blood of five patients was collected at various timepoints throughout the six-month follow-up period. These samples were sent to Adaptive Biotechnologies (“Adaptive”) to evaluate the persistence of infused TVGN 489 in the patients following treatment, and Adaptive conducted analyses by sequencing protein chains of TCRs in the samples. As seen in the figure below, Adaptive’s data showed persistence of T cells present in the TVGN 489 product but absent from the recipients prior to administration of TVGN 489. This subset of CTLs was found in all samples tested, including at the final study assessment at six months. The TCRs used to recognize TVGN 489’s peptides were also shown to be largely distinct from person to person, making it highly unlikely that the cells from later timepoints derive from anything other than the product in these five different patients. Taken together, we believe this data shows the persistence of TVGN 489 cells six months after administration.

TVGN 489 COVID-19 Reactive CD8+ T Cells Detected Throughout the Six-Month Follow Up Period

Expansion and persistence of allogeneic T cells has been associated with disease control in many settings. Whether the prolonged persistence of the CTLs used in this study is of benefit in the treatment of COVID-19, Long COVID, or alternate future viral or oncologic targets for these CTLs merits further examination. However, the evidence of their prolonged persistence provides us with encouragement for future applications of the ExacTcell platform, particularly in oncology.

We believe based on precedential industry examples, including in areas with high unmet needs or strong early phase clinical trial results, that we may be able to commence pivotal trials of TVGN 489 on the basis of the results of our completed Phase 1 trial. A pivotal trial is a trial designed to generate data sufficient to support the filing of an application for regulatory approval. Although the clinical trial process usually includes three phases, a pivotal trial may not necessarily be denoted as a Phase 3 clinical trial, and instead may be a Phase 2 or Phase 2/3 clinical trial. As soon as late 2024, we hope to begin a pivotal trial of TVGN 489 for the treatment of COVID-19 in select vulnerable populations with humoral immune suppression due to B cell malignancy or the treatment thereof. Patients with hematological malignancies continue to experience higher rates of hospitalization and death as compared to the general population and those with solid tumors. Increased mortality, hospitalization, and incidence of Long COVID are higher in patients with B cell malignancies due to inadequate vaccination response and the immunosuppressive consequences of treatment received for B cell cancers. While the major acute outcomes of patients with hematological malignancies and COVID-19 have improved with increasing experience, delays in cancer treatment due to the infection are increasingly recognized as a long-term impact of COVID-19 in this population. Whereas treatment arm patients in our Phase 1 proof-of-concept clinical trial all had a single HLA type, we expect to treat patients in this pivotal trial who have any of the six most common HLA types, which we believe would represent between 60% and 65% of the population. The primary endpoint of this trial is planned to be reduced risk of hospitalization, with secondary endpoints relating to pace of viral load reduction, duration of hospitalization, intensive care unit admissions, hours on supplemental oxygen, mortality, COVID-19 recurrence, Long COVID diagnosis, and interruption in cancer treatment associated with COVID-19. At this stage, however, we cannot be certain whether we will be permitted to move from a Phase 1 trial directly to a pivotal trial until FDA reviews and concurs with or rejects our proposed plans, and FDA may require us to conduct further trials to generate additional safety and efficacy data.

As development of TVGN 489 continues, we may also seek FDA’s regenerative medicine advanced therapy (“RMAT”) designation for TVGN 489, which as explained in “Regulatory Environment – Expedited Development and Review Programs” below, is intended to facilitate efficient development and expedited review.

Other Target Patient Populations and Indications for TVGN 489

Other target patient populations for TVGN 489 that we are prioritizing include the treatment of COVID-19 in B cell immune suppressed acute COVID-19 patients without a B cell cancer indication, elderly and infirm acute COVID-19 patients, and Long COVID sufferers. As noted above, these patients are among those with the greatest need for effective treatment. We believe that the safety and the clinical benefit data from our completed Phase 1 clinical trial in ambulatory, high-risk adult patients should be sufficient to serve as the basis for later-stage and potentially pivotal trials in these patient groups as well as for the prevention of Long COVID. However, whether such trials may serve as pivotal trials, the phase of these trials, and the dose level to be selected in each trial remains subject to discussions with and agreement by FDA.

We also intend to develop TVGN 489 for the treatment of acute COVID-19 in patients on T cell suppressing drugs, including solid organ transplant patients. The suppression of these patients’ immune systems may make them more susceptible to developing graft versus host disease. Based on data analyzed from hundreds of bone marrow transplant patients receiving T cell therapies showing almost no incidence of graft versus host disease, we believe it unlikely that patients on T cell suppressing drugs would develop graft versus host disease as a result of treatment with TVGN 489. However, we believe the possibility nonetheless merits an additional safety study in this target population prior to moving forward with later stage clinical development. In addition, higher doses may also be required for efficacy in these patients as compared to other patients, as T cell suppressing drugs may reduce the impact of TVGN 489, requiring more cells to produce comparable effect.

Recent studies have detected persistent viral spike and nucleocapsid proteins in some Long COVID patients, suggesting a persistent viral reservoir in those patients. If that is correct, we believe that TVGN 489 may circumvent Long COVID by preventing such a reservoir from being established or by minimizing its size. No treated patients in our Phase 1 proof-of-concept trial developed Long COVID. We expect considerable additional information on Long COVID prevention to be obtained from our planned acute COVID-19 treatment trials in which patients treated with TVGN 489 are expected to be compared to patients receiving standard of care treatment. We believe that the comparative data with respect to patients in these trial arms going on to develop Long COVID should provide sufficient information to obviate a separate Phase 1 Long COVID prevention trial, and that the significant unmet need for treatment in vulnerable patients as well as the efficacy data in preventing Long COVID generated in these studies will lend further support for a streamlined development pathway. However, we cannot be certain whether FDA will require us to conduct a separate prevention trial until FDA reviews and concurs with or rejects our proposed plans.

Work is also beginning to identify Long COVID biomarkers in preparation for Long COVID treatment trials. We believe that certain individuals may be genetically predisposed to Long COVID, in that the HLA types of Long COVID patients may be skewed toward some HLA types and away from others. However, very limited Long COVID-related HLA typing information has been published to date. We therefore plan to launch a non-therapeutic blood draw study in the second quarter of 2024 to assess whether the Long COVID population generally reflects or is skewed towards or away from certain HLA types and to determine the optimal HLA types to target in a therapeutic trial of TVGN 489 for the treatment of Long COVID. This will allow us to develop CTLs for the HLA types most commonly found in Long COVID. Following the results of that study, we plan to begin a clinical trial in Long COVID treatment in approximately the fourth quarter of 2024. Specific symptoms will also be explored for an association with the viral reservoir in advance of this trial. Additional studies in vulnerable populations are expected to follow.

Other Discovery Programs, Product Candidates and Indications

In addition to TVGN 489, we have several product candidates under early-stage development in virology, neurology, and oncology using our ExacTcell platform technology. We are developing Epstein-Barr virus (“EBV”) specific CTLs for potential use in multiple sclerosis (“MS”) and EBV-associated lymphomas. Our TVGN 601 is being developed for MS, and our TVGN 930 is being developed for EBV-associated lymphomas. EBV is a common virus that infects over 90% of the world’s adult population, according to the World Health Organization (the “WHO”), and is mainly transmitted through saliva, but also through other body fluids such as blood and semen. EBV is the leading cause of infectious mononucleosis, and infects B-cells, a type of immune cell. Recent studies have suggested a potential link between infection with EBV and later onset of inflammation that causes MS, and EBV infection can lead to a variety of cancers and cancer-like disorders, including lymphomas, nasopharyngeal cancers, Post-Transplant Lymphoproliferative Disorder, and others. Given the widespread nature of EBV and the serious health problems it can cause, investigative work is underway to identify effective peptide targets for this virus to further the development of TVGN 601 and TVGN 930. Investigative work is also underway to develop product candidates targeted at human papilloma virus (“HPV”)-related diseases, including TVGN 920 in cervical cancer and TVGN 960 in oropharyngeal cancer, which is a type of mouth and throat cancer. Cervical cancer and oropharyngeal cancer are both commonly caused by HPV. According to the WHO, HPV is responsible for 99% of cervical cancers. Mouth and throat cancers are more diverse, but the WHO estimates that about 70% of oropharyngeal cancers are due to HPV. Although a vaccine for HPV exists, the National Cancer Institute estimates that as of 2021, only 58.5% of adolescents between the ages of 13 and 15 had received the recommended doses, estimated vaccination among older populations is lower, and the COVID pandemic has shown that significant portions of the population will avoid vaccination. We believe that as with other viral infections, the availability of both a preventative strategy and a treatment strategy is important to reduce incidence and impact of disease and is investigating peptide candidates for HPV to further the development of TVGN 920 and TVGN 960.

We believe that our ExacTcell approach also presents a novel and highly specific technique to combating cancers with T cell therapy. Unlike CAR-T or Bispecific T-cell Engager (BiTE) antibody approaches, which recruit a heterogeneous group of T cells to the tumor, our approach would instead focus a highly purified population of CTLs on the tumor, which we believe may provide more potential to accomplish the task of eradicating the cancer. Cancer cells may not always express an ideal T cell target on their own. However, it is possible to coat a cancer cell with a well-recognized target peptide using monoclonal antibodies or liposomes. We believe this would allow our target specific CTLs to then attack the cancer cells. We also believe that our approach has the potential to eventually bring the benefits of cell therapies to first-line options in oncology, as well as to create products that may overcome current limitations of checkpoint inhibitors.

T cells can lose their ability to fight viruses and tumors in prolonged infections and cancer in a state called T cell exhaustion that is characterized by the presence of certain biomarkers. Expression of these markers, which include PD-1, PDL-1, and LAG-3, has been observed to be low level to absent in TVGN 489 cells. Moreover, TVGN 489 cells are functionally tested after generation, and have been observed to remain strongly cytolytic at very low ratios of CTLs to target cells, which shows that they are not displaying the functional limitations associated with T cell exhaustion.

Manufacturing

We relied on a Clinical Trial Services and Materials Agreement with Thomas Jefferson University for the manufacture of TVGN 489 for our Phase 1 proof-of-concept trial. However, we will need to develop manufacturing capabilities for clinical and, if approved, commercial supply of our cell therapy products. Our efforts to develop manufacturing capability are currently focused on acquiring existing manufacturing facilities or constructing one or more new manufacturing facilities, including through collaboration with a potential facility development partner.

Our Commercialization Plans

If approved, we plan to globally commercialize TVGN 489 and our other product candidates aimed at serving a large patient population suffering from infectious diseases, cancer, and multiple sclerosis. Our commercial and market access team has been diligently working alongside our research and development team and external experts to better understand market dynamics, identify segments with high unmet needs, map the patient journey, understand the competition within each segment, and identify opportunities for our product candidates. The same team continues to offer input in portfolio planning and target prioritization for our research pipeline. We are also proactive in identifying potential collaboration and service partners, including distribution partners for our sophisticated, cryopreserved cell therapy products like TVGN 489. As part of our company’s mission of patient centricity, we aim to collaborate with all stakeholders, including patients, healthcare professionals, sales channel partners, public and private payers, and service providers. Essential commercial capabilities, such as market analytics, pricing, and commercial operations functions, are continuously being developed as we progress toward the later-stage development of TVGN 489.

Artificial Intelligence

In October 2023, we announced Tevogen.ai, a new early-stage initiative focused on harnessing the potential of artificial intelligence to expedite drug development, optimize laboratory processes and clinical trials, unravel complex biological data, improve patient outcomes, and pass on related savings to patients. We intend to assemble a team of research scientists, physicians, data scientists, and artificial intelligence and machine learning engineers to help accomplish these goals by leveraging tools and techniques that might include large, curated data sets, algorithmic models, pattern recognition, data analyses, automation, and artificial intelligence-powered software such as chatbots. As an initial part of this initiative, we are specifically exploring ways to deploy artificial intelligence-powered target detection to further accelerate our product development pace, either internally or in collaboration with leading entities in the field of artificial intelligence. We also intend to explore the potential use of artificial intelligence to power tools that could anticipate potential adverse reactions and efficacy concerns for and identify patients who would be most likely to respond to an investigational therapy. The ability to search the human genome for specific peptide sequences might, for example, eliminate some peptide targets simplifying the peptide screening/selection process. We have filed patents for algorithms to be trained against a curated dataset to predict immunologically active HLA-peptide complexes and additionally to predict T-cell receptor engagement tied to specific HLA-peptide complexes.

Our History and Team

We were incorporated as a Cayman Islands exempted company in April 2021, and Tevogen Bio was established in June 2020 as a Delaware corporation. Our senior leadership team is composed of eminent scientists and accomplished biopharmaceutical leaders. The team brings together diverse experience across the entire life sciences spectrum, including biotechnology, pharmaceuticals, hospitals, public and private insurance, education, and health policy. Additionally, our team holds substantial expertise in drug development, global product launches, and commercialization and ensuring patient access across a range of therapeutic areas.

Competition

The biotechnology industry, and in particular the cell therapy sector, are characterized by the rapid evolution of technologies and understanding of disease etiology, and strong pursuit and defense of intellectual property. We believe that our approach, strategy, scientific development capabilities, know-how, access to global experts, and experience provide us with competitive advantages. However, we expect future competition in some of the indications we are targeting and from existing or emerging pharmaceutical and biotechnology companies as well as possibly from governmental agencies, academic institutions, and public and private research institutions, among others. Some of our competitors, either alone or through collaborations, have greater financial resources and expertise in research and development, conducting clinical trials, manufacturing, obtaining regulatory approvals, and marketing approved products than we do. Smaller or early-stage companies may also prove to be competitors, particularly through collaborative arrangements with large and established companies. Entities in the biotechnology industry also compete with us in recruiting and retaining qualified scientific, clinical, and management personnel and may compete with us in establishing clinical trial sites and enrolling patients in clinical trials as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license, or commercialize products before or more successfully than we do.

TVGN 489 is being developed to fill the critical gaps that exist in COVID-19 therapeutics for the immunocompromised and the high-risk elderly. No treatments are specifically approved for immunocompromised patients as of the date of this Annual Report, and clinical trial data of currently approved treatments in immunocompromised patients is limited. The National Institutes of Health’s (“NIH”) COVID-19 Treatment Guidelines Panel, a group of clinical experts that has developed guidance on COVID-19 care (the “NIH Panel Guidelines”), currently recommends prompt treatment of COVID-19 in non-hospitalized immunocompromised patients with antiviral drugs, but acknowledges the limitations of these drugs and related research in such patients. Two antivirals are currently FDA-approved for COVID-19 treatment: Gilead Science’s Veklury® (Remdesivir) for the treatment of mild-to-moderate COVID-19 in hospitalized or non-hospitalized adults who are at high risk for progression to severe COVID-19, and Pfizer’s Paxlovid (Nirmatrelvir/Ritonavir tablets) for the treatment of mild-to-moderate COVID-19 in adults who are at high risk for progression to severe COVID-19. The NIH Panel Guidelines highlight the limitation of the insights that clinical trials conducted for Remdesivir and for Nirmatrelvir/Ritonavir tablets in broader populations can provide with respect to immunocompromised patients, as each trial enrolled only limited numbers of such patients. For example, a retrospective study examining the use of Nirmatrelvir/Ritonavir tablets in vulnerable individuals with COVID-19 included only 13.2% highly immunocompromised and 10.6% moderately immunocompromised patients with cancer, with cancer type and type immunosuppressive medications not otherwise specified. Although the NIH Panel Guidelines acknowledge observation in retrospective studies of “some potential benefits” of the use of Paxlovid for patients with “various immunocompromising conditions,” they also note that because the pivotal trial of Nirmatrelvir/Ritonavir tablets did not enroll many immunocompromised participants, “efficacy ... was not established for this population.” Based on our target product profile, therefore, we anticipate that these products may not be direct competitors in our target patient population. Moreover, we believe that TVGN 489’s anticipated single outpatient infusion may be easier to administer than Veklury’s multiple infusions over a number of days. Additionally, Paxlovid requires daily doses, has a significant number of drug interaction issues, as discussed in “COVID-19 Background” and noted by the NIH Panel Guidelines, and has experienced numerous patient reports of disease relapse or rebound, which in each case we do not anticipate for TVGN 489 based on its design and our Phase 1 proof of concept trial results. We do expect that these products may present direct competition in high-risk elderly patients, but we are initially targeting immunocompromised indications.

Monoclonal antibodies have also previously been considered promising as an effective therapeutic option for COVID-19, including in immunocompromised patients, and several had been granted EUAs. However, these treatments have had their EUAs revoked by FDA due to lack of efficacy stemming from viral mutations. For example, AstraZeneca’s Evusheld (tixagevimab co-packaged with cilgavimab), a monoclonal antibody pair that previously had an EUA granted on December 8, 2021, for preventive use in immunocompromised patients, was undermined by viral mutations, resulting in the revocation of its EUA in January 2023, only 13 months later. Evushield had previously been associated with a reduced risk of mortality in ancestral strains of COVID-19, but the results of a trial reported in February 2024 showed that Evushield failed to impact patient clinical status or increase viral clearance in hospitalized COVID-19 patients. This finding was thought to be due at least in part to evasion of the therapy by newer COVID-19 variants, highlighting the difficulty of applying monoclonal antibody treatments to COVID-19 therapy. There are nonetheless ongoing efforts to develop additional anti-COVID monoclonal antibodies for treatment and prevention of Covid-19 infection. For example, in January 2024, Invivyd applied to FDA for EUA of its product, VYD222, a broadly neutralizing monoclonal antibody used for COVID-19 prevention in immunocompromised individuals. While this product has shown in vitro activity against a currently circulating variant, JN.1, it may remain vulnerable to novel viral mutations. Antibodies, unlike T-cells, recognize intact molecules. Consequently, even remote mutations, not directly where the antibodies bind, may alter how the target molecule folds and its overall shape and therefore prevent antibody binding. T-cells, in contrast, recognize small peptide breakdown products of proteins and are only affected if the mutation is directly within the target peptide. Although it is possible that the epitope targeted by VYD 222 and others like it will remain more durable, this remains to be seen.

More broadly, known companies developing virus-specific T cell therapies include Atara Biotherapeutics (“Atara Bio”), whose Ebvallo (tabelecleucel) has received approval in Europe for treating a rare hematologic cancer caused by EBV. AlloVir, Inc. (“AlloVir”) is another company developing allogeneic T cell therapies for viral diseases. Neither Atara Bio nor AlloVir has an active development program for the treatment of COVID-19. AlloVir conducted a Phase 1b trial of an allogeneic, partially HLA-matched product candidate in COVID-19 and reported results of the trial in 2021 but has not continued clinical development. One patient in the trial experienced a recurrence of the disease and died four weeks after treatment. Atara Bio announced in November 2023 that the Phase 2 trial of its T cell therapy, ATA 188, targeting EBV-infected B cells and plasma cells in progressive forms of multiple sclerosis, failed to meet efficacy or biomarker endpoints. Patients initially treated with placebo in this trial later received ATA 188, which we believe may have made it more challenging to discern a difference between the study arms. ATA 188 targets only three latent EBV proteins, whereas our CTL peptide targets are selected from all proteins expressed at the appropriate point in the viral life cycle, whether unique to that point in the viral life cycle or not. This approach provides far more immunologic targets and thus more opportunities for viral control. In addition, ATA 188 is generated against targets restricted by several HLA alleles, which is likely to reduce the functional dose of drug targeting any one HLA allele, as contrasted with CTLs developed with ExacTcell, which are generated against a single HLA specificity and therefore allow a more precise understanding and control of dosage.

We anticipate that we may face competition as new therapies enter the market and advanced technologies become available from time to time. We expect that any treatments which we develop and commercialize will need to compete on, among other things, efficacy, safety, convenience of administration and delivery, and price. Commercialization of any treatments we develop will be affected by the level of competition from original and biosimilars products and the availability of reimbursement from government and other third-party payors.

Our ability to commercialize our proprietary cell products could be significantly and adversely affected if our competitors develop and commercialize products that are more effective, have a better safety profile, are more convenient or are less expensive than our products. Our competitors also may obtain relevant regulatory approvals for their products more rapidly than we may be able to obtain approval for ours, which could result in our competitors obtaining a head start and establishing a frontrunner position before we are ready to commercialize. If we are not able to compete effectively against our existing and potential competitors, our business, financial condition, results of operations and growth prospects may be materially and adversely affected.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain patent and other proprietary protection for our products and methods, preserve the confidentiality of our trade secrets, operate without infringing, misappropriating, or otherwise violating the valid, enforceable proprietary rights of others, and prevent others from infringing, misappropriating, or otherwise violating our proprietary rights. We rely on a combination of patents, patent applications, and trade secrets to establish and protect our intellectual property rights. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products without the right to do so may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

We continue to build our intellectual property portfolio and seek to protect our proprietary position by, among other things, filing patent applications. Our patent estate includes patents and patent applications with claims relating to our product candidates, methods of use, and methods of preparing the product candidates. As of March 15, 2024, our U.S. intellectual property portfolio includes three U.S. patents relating to TVGN 489 for the treatment of COVID-19, nine pending U.S. patent applications, including two patent applications relating to the treatment of COVID-19, five relating to the treatment of other viruses or cancer, and two related to artificial intelligence-driven T cell target identification and receptor engagement, as well as eleven ex-U.S. patent applications, including applications in Australia, Canada, Europe, Japan, Qatar, and United Arab Emirates directed at viral specific T cells, methods of treating and preventing viral infections, and methods for developing CD3+CD+ cells against multiple viral epitopes for the treatment of viral infections, which have anticipated expiration dates through July 29, 2042.

In the United States, our three issued utility patents, all of which will expire on December 9, 2040, are U.S. Patent No. 11,191,827 covering methods of treating COVID-19 infection using COVID-19 peptide specific CTLs, U.S. Patent No. 11,207,401 covering COVID-19 peptide-specific CTLs, and U.S. Patent No. 11,219,684 covering methods of manufacturing COVID-19 peptide specific CTLs. A pending utility patent application in the United States directed at viral specific T cells and methods of treating and preventing viral infections has an anticipated expiration of December 9, 2041.

In addition, we have applied for registered trademark protection for “Tevogen Bio” (and design) as well as “ExacTcell” with the U.S. Patent and Trademark Office (the “USPTO”).

We determine strategy for claim scope for our patent applications on a case-by-case basis, taking into account advice of counsel and our business model and needs. We file patents containing claims for protection of useful applications of our proprietary technologies and any product candidates, including new applications or uses we discover for existing technologies and product candidates, based on our assessment of their strategic value. We continuously reassess the number and type of patent applications, as well as our pending and issued patent claims, to ensure maximum coverage and value are obtained for our processes and compositions, given existing patent office rules and regulations.

Human Capital Resources

Our success depends on our ability to attract and retain highly qualified management and personnel. As of April 26, 2024, we had 17 full-time and no part-time employees. We value a work culture that encourages employees, contractors, and vendors to contribute their unique and diverse perspectives, to harness optimism and creativity, and to be ready to learn and develop solutions towards a common and greater purpose of developing accessible immunotherapies. Our work culture is centered around four “CORE” values: Curiosity, Optimism, Respect, and Equality. We believe it is essential and necessary that these values are instilled and maintained in each of our employees to foster a collaborative culture. At our current size, ensuring this culture is primarily achieved through the recruitment process. Talent recruitment at our current stage is setting the foundation for further company growth. When attracting talent, we ensure that every job description mentions our core values, and the importance of these values in achieving our mission. Beyond evaluating experience, job applicants are also evaluated based on their values and passions. We believe it is necessary that each employee represents our four core values. As our employee numbers increase, we plan to create more defined programs to further enhance our company culture and retention of personnel.

Regulatory Environment

Government Regulation and Product Approval

In the United States, biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), and the Public Health Service Act (the “PHSA”), and other federal, state, and local statutes and regulations. Both the FDCA and PHSA and their corresponding regulations govern, among other things, the research, development, clinical trials, testing, manufacturing, quality control, safety, purity and potency (efficacy), labeling, packaging, storage, record keeping, distribution, reporting, marketing, promotion, advertising, post-approval monitoring, and post-approval reporting involving biological products. Along with third-party contractors, we will be required to navigate the various preclinical and clinical regulatory obligations and the commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates. The processes for obtaining regulatory approvals in the United States, along with subsequent compliance with applicable laws and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Government policies may change and additional government regulations may be enacted that could prevent or delay further development or regulatory approval of any product candidates, product or manufacturing changes, additional disease indications or label changes. We cannot predict the likelihood, nature or extent of government regulation that might arise from future legislative or administrative action.

Review and Approval for Licensing Biologics in the United States

In the United States, FDA regulates our current product candidates as biological products, or biologics, under the FDCA, the PHSA, and associated implementing regulations. Biologics, like other drugs, are used for the diagnosis, cure, mitigation, treatment, or prevention of disease in humans. In contrast to low molecular weight drugs, which have a well-defined structure and can be thoroughly characterized, biologics are generally derived from living material (human, animal, or microorganism), are complex in structure, and thus are usually not fully characterized.

Biologics are also subject to other federal, state, and local statutes and regulations. The failure to comply with applicable statutory and regulatory requirements at any time during the product development process, approval process, or after approval may subject a sponsor or applicant to administrative or judicial enforcement actions. These actions could include the suspension or termination of clinical trials by FDA, FDA’s refusal to approve pending applications or supplemental applications, withdrawal of an approval, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, import detention, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by FDA, the Department of Justice (“DOJ”), and other governmental entities.

An applicant seeking approval to market and distribute a biologic in the United States must typically undertake the following:

●	completion of non-clinical laboratory tests and studies performed in accordance with FDA’s good laboratory practice (“GLP”) regulations;

●	manufacture, labeling and distribution of investigational drugs in compliance with FDA’s current good manufacturing practice (“cGMP”) requirements;

●	submission to FDA of an IND, which must become effective before clinical trials may begin and must be updated annually and when significant changes are made;

●	approval by an independent institutional review board (“IRB”) for each clinical site before each clinical trial may be initiated;

●	performance of adequate and well-controlled human clinical trials in accordance with FDA’s Good Clinical Practices (“GCP”) to establish the safety, purity, and potency of the proposed biological product candidate for its intended purpose;

●	after completion of all pivotal clinical trials, preparation of and submission to FDA of a Biologics License Application (“BLA”) requesting marketing approval, which includes providing sufficient evidence to establish the efficacy, safety, purity, and potency of the proposed biological product for its intended use, including from results of nonclinical testing and clinical trials;

●	satisfactory completion of an FDA advisory committee review, when appropriate, as may be requested by FDA to assist with its review;

●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the proposed product, or certain components thereof, are produced to assess compliance with cGMP and data integrity requirements to assure that the facilities, methods, and controls are adequate to preserve the biological product’s identity, strength, quality, and purity and, if applicable, FDA’s good tissue practice (“GTP”) requirements for human cellular and tissue products;

●	satisfactory completion of FDA inspections of selected clinical investigation sites to assure compliance with GCP requirements and the integrity of the clinical data;

●	satisfactory completion of an FDA sponsor GCP inspection, often conducted at the applicant’s headquarters facility;

●	payment of user fees (unless there is a waiver, exemption, or reduction) under the Prescription Drug User Fee Act (“PDUFA”) for the relevant year;

●	FDA’s review and approval of the BLA to permit commercial marketing of the licensed biologic for particular indications for use in the United States;

●	compliance with post-approval requirements, including the potential requirements to implement a Risk Evaluation and Mitigation Strategy (“REMS”), to report adverse events and biological product deviations, and to complete any post-approval studies; and

●	completion of any post-approval clinical studies required by FDA, such as confirmatory trials or pediatric studies.

From time to time, legislation is drafted, introduced, and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing, and marketing of biological products regulated by FDA. In addition to new legislation, FDA regulations, guidance documents, and policies are often revised or interpreted by the agency in ways that may significantly affect the regulation of biological products in the United States. It is impossible to predict whether further legislative changes will be enacted or whether FDA regulations, guidance, policies, or interpretations will change, and the effects of any such changes.

Preclinical and Clinical Development

Before an applicant can begin testing the potential product candidate in human subjects, the applicant must first conduct preclinical studies. Preclinical studies may include laboratory evaluations of product chemistry, toxicity, and formulation, as well as in vitro and animal studies to assess the potential safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. Preclinical studies are subject to federal regulations and requirements, including GLP regulations, which govern the conduct of animal studies designed to test a product’s safety. None of our preclinical studies to date have been animal studies. The results of an applicant’s preclinical studies are submitted to FDA as part of an IND.

An IND is a request for authorization from FDA to administer an investigational new drug product to humans. An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in a clinical trial. Such authorization must be secured prior to interstate shipment and administration of a biological drug that is not subject of an approved BLA. In support of an IND, applicants must submit a protocol for each clinical trial, which details, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments.

Human clinical trials may not begin until an IND is effective. The IND automatically becomes effective 30 days after receipt by FDA, unless FDA raises safety concerns or questions about the proposed clinical trial within the 30-day time period. In such a case, FDA may place the IND on clinical hold and the IND sponsor must resolve any of FDA’s outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in regulatory authorization to begin a clinical trial.

FDA may also place a clinical hold or partial clinical hold on a clinical trial following commencement of the trial under an IND. A clinical hold is an order issued by FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, under a partial clinical hold, FDA may instruct a sponsor not to enroll any new patients into a study, but permit the previously enrolled patients to continue in the study. No more than 30 days after imposition of a clinical hold or partial clinical hold, FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after FDA has notified the sponsor that the investigation may proceed. FDA will base that determination on information provided by the sponsor addressing the deficiencies previously cited or otherwise satisfying FDA that the investigation can proceed.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP regulations, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. If a sponsor chooses to conduct a foreign clinical study under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with GCP regulations in order to use the study as support for an IND or application for marketing approval, including review and approval by an IRB and informed consent from subjects.

Furthermore, an independent IRB for all sites participating in a clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at each site, and must monitor the trial until completed. Regulatory authorities, the IRB, or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives.

Some trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board (“DSMB”). DSMBs review unblinded study data at pre-specified times during the course of the study. If the DSMB determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy, the DSMB can make a recommendation to the sponsor to modify or stop the trial.

Other grounds for a sponsor’s decision to suspend or terminate a study may be made based on evolving business objectives or competitive climate.

For purposes of BLA approval, clinical trials are typically conducted in the following sequential phases:

●	Phase 1: The investigational product is initially introduced into a small group of healthy human subjects or patients with the target disease or condition. These trials are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans and the side effects associated with increasing doses. These trials may also yield early evidence of effectiveness.

●	Phase 2: The investigational product is administered to a slightly larger patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages, and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

●	Phase 3: The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to generate sufficient data to statistically demonstrate the efficacy and safety of the product, to establish the overall risk/benefit ratio of the investigational product, and to provide an adequate basis for product approval by FDA.

These phases may overlap or be combined. In some cases, FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product, referred to as Phase 4 trials. Such post-approval trials are conducted following initial approval, often to develop additional data and information relating to the use of the product in new indications.

Progress reports detailing the results of the clinical trials must be submitted at least annually to FDA. In addition, IND safety reports must be submitted to FDA for any of the following: serious and unexpected suspected adverse reactions in study subjects; findings from epidemiological studies, pooled analysis of multiple studies, animal or in vitro testing, or other clinical studies, whether or not conducted under an IND, and whether or not conducted by the sponsor, that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the rate of a serious suspected adverse reaction over such rate listed in the protocol or investigator brochure.

A sponsor’s planned clinical trials may not be completed successfully within any specified period, or at all. Furthermore, FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

During clinical development, the sponsor often refines the indication and endpoints on which the BLA will be based. For endpoints based on patient-reported outcomes (“PROs”), the process typically is an iterative one. FDA has issued guidance on the framework it uses to evaluate PRO instruments. Although the agency may offer advice on optimizing PRO instruments during the clinical development process, FDA usually reserves final judgment until it reviews the BLA.

Concurrent with clinical trials, companies often complete additional animal studies, and develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, purity and potency of the final drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

BLA Submission and Review

Assuming successful completion of all required clinical testing in accordance with all applicable regulatory requirements, an applicant may submit a BLA requesting licensing to market the biologic for one or more indications in the United States. The BLA must include the results of nonclinical studies and clinical trials; detailed information on the product’s chemistry, manufacture, controls; and proposed labeling. Under the PDUFA, a BLA submission is subject to an application user fee, unless a waiver, reduction, or exemption applies.

FDA will initially review the BLA for completeness before accepting it for filing. Under FDA’s procedures, the agency has 60 days from its receipt of a BLA to determine whether the application will be accepted for filing and substantive review. If the agency determines that the application does not meet this initial threshold standard, FDA may refuse to file the application and request additional information, in which case the application must be resubmitted with the requested information and review of the application delayed.

After the BLA is accepted for filing, FDA reviews the BLA to determine, among other things, whether a product is safe, pure, and potent and if the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued identity, strength, quality, safety, purity, and potency. To ensure cGMP, GLP, GCP, GTP, and other regulatory compliance, an applicant must incur significant expenditure of time, money, and effort in the areas of training, record keeping, production and quality control. In addition, FDA expects that all data be reliable and accurate, and requires sponsors to implement meaningful and effective strategies to manage data integrity risks. Data integrity is an important component of the sponsor’s responsibility to ensure the safety, efficacy and quality of its product or products.

For cellular products, FDA will not approve the product if the manufacturer is not in compliance with the GTPs, to the extent applicable. GTPs are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissue, and cellular and tissue-based products (“HCT/Ps”), which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also specify how HCT/P establishments must register and list their HCT/Ps with FDA and how they must evaluate donors through screening and testing, where applicable.

If FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

The performance goals and policies implemented by FDA under the PDUFA generally provide for FDA action on an original BLA within 10 months of filing, which (as discussed above) typically occurs within 60 days of submission, but that deadline is extended in certain circumstances. Furthermore, the review process is often significantly extended by FDA’s requests for additional information or clarification.

FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee. Typically, an advisory committee consists of a panel that includes clinicians and other experts who will review, evaluate, and provide a recommendation as to whether the application should be approved and, if so, under what conditions. FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions and usually has followed such recommendations.

After FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its components will be produced, FDA may issue an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A CRL will describe all of the deficiencies that FDA has identified in the BLA, except that where FDA determines that the data supporting the application are inadequate to support approval, FDA may issue the CRL without first conducting required inspections, testing submitted product lots and/or reviewing proposed labeling. If and when the deficiencies have been addressed to FDA’s satisfaction in a resubmission of the BLA, FDA will issue an approval letter. In issuing the CRL, FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional data, information, or clarification. FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, and may require additional testing or information and/or require new clinical trials. Even with submission of this additional information, FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

During the approval process, FDA will determine whether a REMS is necessary to help ensure the benefits outweigh the risks of the biologic. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. If FDA concludes that a REMS is needed, the BLA sponsor must submit a proposed REMS and FDA will not approve the BLA without a REMS that the agency has determined is acceptable.

If FDA approves a product, it may limit the approved indications for use for the product, or require that contraindications, warnings, or precautions be included in the product labeling. FDA may also require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval. FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs.

FDA may also require testing and surveillance programs to monitor the product after commercialization. For biologics, such testing may include official lot release, which requires the manufacturer to perform certain tests on each lot of the product before it is released for distribution. The manufacturer then typically must submit samples of each lot of product to FDA, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. FDA may also perform certain confirmatory tests on lots of some products itself, before releasing the lots for distribution by the manufacturer.

In general, an approved BLA only allows the sponsor to market the biologic as approved, without modification. If, for example, a sponsor modifies an approved T cell product to target different peptides or in our case to target another HLA type, the sponsor would be required to either file a supplemental BLA with FDA or receive FDA approval for a comparability protocol in order to implement this change into the final product.

FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace.

Post-Approval Requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, reporting of certain deviations and adverse experiences, product sampling and distribution, and advertising and promotion of the product. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are often subject to further testing requirements and FDA review and approval, depending on the nature of the post-approval change. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their third-party contractors are required to register their facilities with FDA and certain state agencies. These facilities are subject to routine and periodic unannounced inspections by FDA and certain state agencies for compliance with cGMP, post-marketing safety reporting and data integrity requirements, which impose certain procedural and documentation requirements to assure quality of manufacturing and product. FDA has increasingly observed cGMP violations involving data integrity during site inspections and is a significant focus of its oversight. Requirements with respect to data integrity include, among other things, controls ensuring complete and secure data; activities documented at the time of performance; audit trail functionality; authorized access and limitations; validated computer systems; and review of records for accuracy, completeness, and compliance with established standards.

Post-approval changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon the sponsor and any third-party manufacturers that the sponsor may use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP, data integrity, pharmacovigilance, and other aspects of regulatory compliance.

FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-approval studies to assess new safety risks; or imposition of distribution or other restrictions under a REMS. Other potential consequences include, for example:

●	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market, or product recalls;

●	fines, warning or untitled letters, or holds on post-approval clinical studies;

●	refusal of FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;

●	product seizure or detention, or refusal of FDA to permit the import or export of products; or

●	permanent injunctions and consent decrees, including the imposition of civil or criminal penalties.

FDA strictly regulates the marketing, labeling, advertising, and promotion of prescription drug products placed on the market. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by FDA and in accordance with the provisions of the approved labeling. FDA’s regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities and promotional activities involving the Internet and social media. Promotional claims relating to a product’s safety or effectiveness are prohibited before the drug is approved. After approval, a product generally may not be promoted for uses that are not approved by FDA, as reflected in the product’s prescribing information. In the United States, healthcare professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications and prohibit the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in non-promotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by FDA, the DOJ, or the Office of the Inspector General of the Department of Health and Human Services (“HHS”), as well as other federal and state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil, administrative, and criminal fines, penalties, and agreements that materially restrict the manner in which a company promotes or distributes products. The federal government has levied large civil, administrative, and criminal fines and penalties against companies for alleged improper promotion, and has also requested that companies enter into Corporate Integrity Agreements and Consent Decrees of Permanent Injunction under which specified promotional conduct is changed or curtailed.

The distribution of prescription drugs and biologics are subject to the Drug Supply Chain Security Act (“DSCSA”), which requires manufacturers and other stakeholders to comply with product identification, tracing, verification, detection and response, notification, and licensing requirements. In addition, the Prescription Drug Marketing Act and its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove prescription drug and biological products that may be counterfeit, stolen, contaminated, or otherwise harmful from the market.

Expedited Development and Review Programs

FDA offers a number of expedited development and review programs for qualifying product candidates. The fast-track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast-track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. A product intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. Any marketing application for a biologic submitted to FDA for approval, including a product with a fast-track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite FDA review and approval process, such as priority review and accelerated approval. FDA also may grant accelerated approval to certain products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions.

The RMAT designation, which we are currently planning to seek for some of our therapies, is intended to facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (1) the drug is a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) the drug is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites (including through expansion to additional sites) so as to remove any likelihood of site-specific or investigator-specific bias on the evidence of effectiveness. Once approved, when appropriate, FDA can permit fulfillment of post-approval requirements for RMATs receiving accelerated approval through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence such as electronic health records; through the collection of larger confirmatory datasets; or through post-approval monitoring of all patients treated with the therapy prior to approval.

Fast track designation, breakthrough therapy designation, priority review, accelerated approval, and RMAT designation do not change the standards for approval but may expedite the development or approval process.

Patent Term Restoration and Marketing Exclusivity

After approval, owners of relevant drug or biological product patents may apply for up to a five year term patent extension to restore a portion of patent term lost during product development and FDA review of a BLA if approval of the application is the first permitted commercial marketing or use of a drug or biologic containing the active ingredient under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. The allowable patent term extension is calculated as one-half of the product’s testing phase, which is the time between the effective date of an IND and initial BLA submission, and all of the approval phase, which is the time between BLA submission and approval, up to a maximum of five years. The time can be shortened if FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years from the date of FDA approval of the product. Only one patent claiming each approved product is eligible for restoration and the patent holder must apply for restoration within 60 days of approval, even if the product cannot be commercially marketed at that time. The USPTO, in consultation with FDA, reviews and approves the application for patent term restoration.

For patents that might expire during the BLA application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the USPTO must determine that approval of the product candidate covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a product candidate for which a BLA has not been submitted.

Biosimilars and Marketing Exclusivities

The Biologics Price Competition and Innovation Act (“BPCIA”) created an abbreviated approval pathway for biological product candidates shown to be highly similar to or interchangeable with an FDA licensed biological product. A biological product on which another biological product candidate’s BLA relies to establish biosimilarity is known as a reference product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form and strength, and no clinically meaningful differences between the biological product candidate and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical trials, animal trials and at least one clinical trial, unless the Secretary of HHS waives a required element. A biosimilar product candidate may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biological product candidate and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biologics, as well as the process by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being resolved by FDA.

A reference biologic is granted 12 years of exclusivity from the time of first licensure of the reference product, and no application for a biosimilar can be submitted for four years from the date of licensure of the reference product. The first biological product candidate submitted under the abbreviated approval pathway that is determined to be interchangeable with the reference product has exclusivity against a finding of interchangeability for other biologics for the same condition of use for the lesser of (i) one year after first commercial marketing of the first interchangeable biosimilar, (ii) 18 months after the first interchangeable biosimilar is approved if there is no patent challenge, (iii) 18 months after resolution of a lawsuit over the patents of the reference biologic in favor of the first interchangeable biosimilar applicant, or (iv) 42 months after the first interchangeable biosimilar’s application has been approved if a patent lawsuit is ongoing within the 42 month period. At this time, it is unclear whether products deemed “interchangeable” by FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy laws and regulations.

Healthcare Regulation

Coverage, Pricing, and Reimbursement

Our ability to successfully commercialize any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for such products, and significant uncertainty exists as to the coverage and reimbursement status of any products for which may we obtain regulatory approval. In the United States, third-party payors include federal and state health care programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity, and reviewing the cost-effectiveness of medical products, therapies, and services, in addition to questioning their safety and efficacy. We may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on healthcare pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Other Healthcare Laws and Compliance Requirements

Although we currently do not have any commercialized products, our current and future business operations may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, price reporting and physician sunshine laws. Some of our pre-commercial activities are subject to some of these laws.

The federal Anti-Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer or a party acting on its behalf to knowingly and willfully, directly or indirectly, solicit, receive, offer, or pay any remuneration in cash or in kind that is intended to induce or reward the referral of business, including the purchase, order, or lease of any item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, formulary managers and beneficiaries on the other.

Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have found that the Anti-Kickback Statute may be violated if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare program business. In addition, liability may be established without actual knowledge of the statute or specific intent to violate it. Violations of this law are punishable by up to ten years in prison, and can also result in criminal fines, civil money penalties and exclusion from participation in federal healthcare programs.

Moreover, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

The federal civil False Claims Act prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Persons and entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper marketing activities, including: providing free product to customers with the expectation that the customers would bill federal programs for the product; providing sham consulting fees, grants, free travel and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. Penalties for federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $13,508 and $27,018 for each separate false claim, and the potential for exclusion from participation in federal healthcare programs. In addition, although the federal False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes.

The healthcare fraud provisions of the Health Insurance Portability and Accountability Act (“HIPAA”) prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third- party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Many states have analogous laws and regulations, such as: state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to certain healthcare providers; laws that require drug manufacturers to report information related to clinical trials or information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; laws that restrict the ability of manufacturers to offer co-pay support to patients for certain prescription drugs; and laws and local ordinances that require identification or licensing of sales representatives.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities that create, receive, or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties.

The U.S. federal Physician Payment Sunshine Act, implemented as the Open Payments Program, requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals (and certain other practitioners as of 2022), as well as ownership and investment interests held in the company by physicians and their immediate family members.

Because we intend to commercialize products that could be reimbursed under a federal health care program and other governmental healthcare programs, we intend to develop a comprehensive compliance program that establishes internal control to facilitate adherence to the rules and program requirements to which we will or may become subject. Although the development and implementation of compliance programs designed to establish internal control and facilitate compliance can mitigate the risk of investigation, prosecution, and penalties assessed for violations of these laws, the risks cannot be entirely eliminated.

If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and individual imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

Health Care Reform

In the United States and some foreign jurisdictions, there have been, and continue to be, legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product candidates for which marketing approval is obtained. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, the Affordable Care Act (“ACA”) substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The ACA contains provisions that may reduce the profitability of drug products through increased rebates for drugs reimbursed by Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate. The ACA also expanded the universe of Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits.

There have been judicial challenges to certain aspects of the ACA, as well as efforts by Congress to modify, and by agencies to alter the implementation of, certain aspects of the ACA. For example, Congress eliminated the tax penalty for failure to comply with the ACA’s individual mandate to carry health insurance. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D to close the coverage gap in most Medicare drug plans, commonly referred to as the donut hole (this existing coverage gap program will be sunset by the Inflation Reduction Act beginning in 2025 and replaced with a new manufacturer discount program).

It is possible that the ACA, as currently enacted or as may be amended in the future, as well as other healthcare reform measures, including those that may be adopted in the future, may result in more rigorous coverage criteria, and less favorable payment methodologies, or other downward pressure on coverage and payment and the price that we receive for any approved product. Any reduction in reimbursement or restriction on coverage under Medicare or other federal health care programs may result in a similar reduction or restriction by private payors.

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. For example, the Inflation Reduction Act introduces several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program which could negatively affect the profitability of our product candidates. The IRA sunsets the current Part D coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program. Failure to pay a discount under this new program will be subject to a civil monetary penalty. In addition, the IRA establishes a Medicare Part B inflation rebate scheme effective January 2023 and a Medicare Part D inflation rebate scheme effective October 2022, under which, generally speaking, manufacturers will owe rebates if the price of a Part B or Part D drug increases faster than the pace of inflation. Failure to timely pay a Part B or D inflation rebate is subject to a civil monetary penalty. The IRA also creates a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologicals without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs with respect to the government health benefit programs and otherwise. The IRA or other legislative changes could impact the market conditions for our product candidates.

In general, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their commercial products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Privacy

We may also be subject to federal, state, national and international laws and regulations governing the privacy and security of health-related and other personal data we collect and maintain (e.g., Section 5 of the Federal Trade Commission Act, the California Privacy Rights Act, and the EU’s General Data Protection Regulation (the “GDPR”)). The GDPR, for example, imposes restrictions on the processing (e.g., collection, use, or disclosure) of personal data in the EU and also imposes strict restrictions on the transfer of personal data out of the EU to the United States. These laws and regulations are evolving and subject to interpretation and may impose limitations on our activities or otherwise adversely affect our business. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If we or our third party partners fail to comply or are alleged to have failed to comply with these or other applicable data protection and privacy laws and regulations, or if we were to experience a data breach involving personal data, we could be subject to government enforcement actions or private lawsuits. Any associated claims, inquiries, or investigations or other government actions could lead to unfavorable outcomes that have a material impact on our business including through significant penalties or fines, monetary judgments or settlements including criminal and civil liability for us and our officers and directors, increased compliance costs, delays or impediments in the development of new products, negative publicity, increased operating costs, diversion of management time and attention, or other remedies that harm our business, including orders that we modify or cease existing business practices.

ITEM 1A. RISK FACTORS

Investing in our Common Stock or Warrants involves a high degree of risk. Before making an investment, you should carefully consider the following risks and uncertainties, as well as general economic and business risks, and the other information contained in this Annual Report. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to our business, financial condition and prospects. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our Common Stock and Warrants could decline and you could lose all or part of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history and no products approved for commercial sale and have never generated revenue from product sales. We have a history of significant losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage specialty immunotherapy company with a limited operating history. Investment in immunotherapy product development entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove safe or effective, gain regulatory approval or become commercially viable. Since our founding in 2020, we have incurred significant net losses. We have funded our operations to date primarily with proceeds from offerings of convertible notes and preferred stock and have devoted substantially all of our efforts and financial resources to organizing and staffing our company, conducting discovery, research, and development activities, securing intellectual property rights related to our product candidates and ExacTcell platform, raising capital, and the Business Combination.

We expect that it could be years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from year to year. We anticipate that our expenses will increase substantially if, and as, we:

●	continue to advance the development of TVGN 489 and our preclinical product candidates;
●	leverage our ExacTcell platform to advance additional product candidates into preclinical and clinical development;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials and potential commercialization;
●	develop and expand our cGMP manufacturing capacity, including to provide drug supply for future clinical trials;
●	hire additional clinical, quality control, regulatory, scientific, and administrative personnel;
●	expand our operational, financial, and management systems and increase personnel, including to support our clinical development, manufacturing, and commercialization efforts and our operations as a public company;
●	maintain, expand, and protect our intellectual property portfolio;
●	establish a marketing, sales, distribution, and medical affairs infrastructure to commercialize any products for which we may obtain marketing approval and commercialize, whether on our own or jointly with a partner;
●	acquire or in-license other technologies or engage in strategic partnerships; and
●	incur additional legal, accounting, or other expenses in operating our business.

To date, we have not generated revenue. To become and remain profitable, we, whether on our own or jointly with a collaborator, must develop and commercialize products with significant market potential. Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. We do not anticipate generating revenue from product sales for some time, if ever. Our ability to generate future revenue from product sales depends heavily on our, or our potential future collaborators’, success in:

●	completing preclinical studies and clinical trials of our product candidates;
●	seeking and obtaining marketing approvals for any product candidates that we or our collaborators develop;
●	receiving authorization of INDs for future product candidates;
●	identifying and developing new product candidates;

●	manufacturing cGMP supply of our product candidates for clinical trials and, if approved, commercial sales;
●	launching and commercializing products for which we obtain marketing approval by establishing a marketing, sales, distribution, and medical affairs infrastructure or, alternatively, collaborating with a commercialization partner;
●	achieving coverage and adequate reimbursement by hospitals and third-party payors, including governmental authorities, such as Medicare and Medicaid, private insurers, and managed care organizations, for product candidates, if approved, that we or our collaborators develop;
●	obtaining market acceptance of product candidates, if approved, that we develop as viable treatment options;
●	addressing any competing technological and market developments;
●	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter and performing our obligations under such arrangements;
●	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
●	defending against third-party interference or infringement claims, if any; and
●	attracting, hiring, and retaining qualified personnel.

We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability and may need to obtain additional funding to continue operations. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

Our management has concluded that due to cash on hand as of the date of this report, there is substantial doubt about our ability to continue as a going concern.

As a result of our cash balance as of the date of this report, as well as our history of operating losses and negative cash flows from operation combined with our anticipated use of cash to, among other things, fund the preclinical and clinical development of our products, identify and develop new product candidates, and seek approval for TVGN 489 and our other product candidates and any other product candidates we develop, our management has concluded that under applicable accounting requirements and disclosure rules there is substantial doubt about our ability to continue as a going concern.

While transactions entered into in connection with the Business Combination provided some capital and reduced our liabilities, $6.0 million in expected proceeds from those transactions have not yet been received, and our future viability as an ongoing business is dependent on our ability to generate cash from operating activities or to raise additional capital to finance our operations. Furthermore, the disclosure regarding the ability to continue as a going concern could have an impact on our ability to raise additional funds through the issuance of new debt or equity securities or otherwise and on our relationships with third party contractual parties, notwithstanding our expectation that we will raise funds as and when required. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.

We are relying on forthcoming proceeds from the sale of our Series A-1 Preferred Stock to meet our liquidity needs.

Our primary sources of funds to meet our near-term liquidity and capital requirements include cash on hand, including the funding we have received from the sale of our Series A Preferred Stock, and the funding we expect to receive from the sale of our Series A-1 Preferred Stock. On February 14, 2024, we entered into a securities purchase agreement with an investor pursuant to which an investor agreed to purchase shares of our Series A Preferred Stock for an aggregate purchase price of $8.0 million. On March 27, 2024, we entered into an agreement pursuant to which that amount was reduced to $2.0 million and the investor agreed to purchase shares of our Series A-1 Preferred Stock for an aggregate purchase price of $6.0 million. As of the date of this Annual Report, we have received only $1.2 million of the $6.0 million aggregate purchase price for the shares of Series A-1 Preferred Stock.

We are relying on the proceeds from the sale of our Series A-1 Preferred Stock to meet our liquidity needs. Even if we receive all of such proceeds, we will still need additional capital to fully implement our business, operating, and development plans. At this time, we have not secured any additional financing. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. If we do not obtain additional capital on terms satisfactory to us, or at all, it may cause us to delay, curtail, scale back or forgo some or all of our research and development or business operations, which could have a material adverse effect on our business and financial results.

We will require substantial additional financing to pursue our business objectives, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.

We expect to spend substantial amounts of cash to continue the preclinical and clinical development of our current and future programs. If we receive marketing approval for any product candidates, including TVGN 489, we will require significant additional amounts of cash in order to launch and commercialize such product candidates. In addition, other unanticipated costs may arise. Because the designs and outcomes of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development of and commercialize any product candidate we develop.

Our future capital requirements depend on many factors, including:

●	the scope, progress, timing, results, and costs of researching and developing TVGN 489 and our other product candidates, including product candidates developed with our ExacTcell platform, and of conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining marketing approval for TVGN 489 and any future product candidates we develop, if clinical trials are successful;
●	the costs of manufacturing TVGN 489 and any future product candidates for preclinical studies and clinical trials and in preparation for marketing approval and commercialization;
●	the costs of commercialization activities, including marketing, sales, and distribution costs, for TVGN 489 and any future product candidates we develop if any of these product candidates are approved for sale;
●	our ability to establish and maintain strategic collaborations, licensing, or other arrangements on favorable terms, if at all;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending, and enforcing patent claims, including litigation costs and the outcome of any such litigation;
●	the timing, receipt, and amount of sales of, or royalties on, our future products, if any; and
●	the emergence of competing therapies and other developments in the markets we intend to address.

Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements.

Additionally, the terms of our outstanding preferred stock (the “Preferred Stock”) may negatively impact our ability to raise additional capital through equity or debt financings, due to the potential substantial dilution to our stockholders that could occur as a result of the conversion of our convertible Preferred Stock and due to the other terms of our Preferred Stock, or may negatively affect our ability to obtain favorable or acceptable terms in connection with any such financing.

Furthermore, if we raise additional capital through marketing, sales, and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, future revenue streams, research programs, or technologies or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. If we raise additional capital through debt financing, we would be subject to fixed payment obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, engaging in acquisition, merger, or collaboration transactions, selling or licensing our assets, making capital expenditures, redeeming our stock, making certain investments, declaring dividends, or other operating restrictions that could adversely impact our ability to conduct our business.

Any debt financing or other financing of securities senior to our common stock will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants may cause an event of default and acceleration of the obligation to pay the debt, which would have a material adverse effect on our business, prospects, financial condition, and results of operations and we could lose our existing sources of funding and impair our ability to secure new sources of funding.

Adequate additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions. If we are unable to obtain additional financing on favorable terms when needed, we may be required to delay, limit, reduce, or terminate preclinical studies, clinical trials, or other research and development activities or one or more of our development programs.

Risks Related to Development, Regulatory Review, and Product Approval

The regulatory landscape that applies to cellular therapy product candidates is rigorous, complex, uncertain, and subject to change. Our allogeneic T cell therapy product candidates represent new therapeutic approaches that could result in heightened regulatory scrutiny, delays in clinical development or delays in or our ability to achieve regulatory approval, if at all, and commercialization or payor coverage and reimbursement of our product candidates, if approved.

Our future success is dependent on our unique approach to T cell therapy. Because these programs, particularly our pipeline of allogeneic T cell product candidates that are developed from donors, represent a novel approach to immunotherapy for the treatment of virus-infected cells in order to produce T cell immunity, developing and commercializing our product candidates subjects us to a number of challenges, including:

●	obtaining regulatory approval from FDA, which has relatively limited experience with regulating the development and commercialization of T cell immunotherapies;
●	developing and deploying consistent and reliable processes for procuring blood from consenting third-party donors, isolating T cells from the blood of such donors, activating the isolated T cells against specific antigens, characterizing and storing the resulting activated T cells for future therapeutic use, selecting and delivering a sufficient supply and breadth of appropriate human leukocyte antigen-matched (“HLA-matched”) cells from among the available T cell lines, and finally infusing these activated T cells into patients to eliminate virus-infected cells in the patient and induce anti-disease benefit;
●	relying on healthcare provider site availability and accessibility to patients for receipt of T cell infusions;
●	utilizing these product candidates in combination with other therapies currently used to treat patients in our target population, which may increase the risk of adverse side effects;
●	educating medical personnel regarding the potential side effect profile of each of our product candidates, particularly those that may be unique to our allogeneic T cell therapy product candidates;
●	understanding and addressing variability in the quality of a donor’s T cells, which could ultimately affect our ability to manufacture product in a reliable and consistent manner;
●	developing processes for the safe administration of these products, including long-term follow-up and registries, as applicable, for all patients who receive these product candidates;
●	manufacturing our product candidates to our specifications and in a timely manner to support our clinical trials and, if approved, commercialization;
●	sourcing clinical and, if approved by FDA, commercial supplies for the materials used to manufacture and process these product candidates that are free from viruses and other pathogens that may increase the risk of adverse side effects;
●	developing a manufacturing process and distribution network that can provide a stable supply with a cost of goods that allows for an attractive return on investment;
●	establishing sales and marketing capabilities ahead of and after obtaining any regulatory approval to gain market acceptance, and obtaining adequate coverage, reimbursement and pricing by third-party payors and government authorities; and
●	developing therapies for types of diseases beyond those initially addressed by our current product candidates.

Adverse developments in preclinical studies or clinical trials conducted by others in cellular therapy products may cause FDA and other regulatory bodies to amend the requirements for approval of any product candidates we may develop or limit the use of products utilizing cellular therapy technologies, either of which could harm our business. In addition, FDA’s clinical trial requirements and its criteria for determining the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for product candidates such as ours could be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. Further, as we are developing novel potential treatments for diseases in which in some cases there is relatively little clinical experience with new endpoints and methodologies, there is heightened risk that FDA or other regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing cellular therapy technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products.

We cannot be sure that the manufacturing processes used in connection with our T cell immunotherapy product candidates will yield a sufficient supply of satisfactory products that are safe, pure, and potent, scalable, or profitable.

Moreover, actual or perceived safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of patients to participate in clinical trials, or if approved by FDA, of physicians to subscribe to the novel treatment mechanics. FDA may ask for specific post-market requirements, such as establishment of REMS, and additional information informing benefits or risks of our products may emerge at any time prior to or after regulatory approval.

FDA’s policies may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of any current or future product candidate. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or to the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained. In addition, the regulatory landscape applicable to artificial intelligence is immature and changes to existing regulations or new regulations could impede our use of artificial intelligence, which could impair our ability to achieve our goals for our artificial intelligence initiative and result in an adverse effect on our business, results of operations and financial condition.

As an organization, we have limited experience designing and implementing preclinical and clinical trials, which is a complex, expensive, and time-consuming process and involves uncertain outcomes, and we have never conducted pivotal clinical trials. We may fail to adequately design a trial, which could adversely affect the ability to initiate the trial, enroll patients, complete the trial, or obtain regulatory approval on the basis of the trial results, as well as lead to increased or unexpected costs and in delayed timelines.

We have limited experience designing and implementing preclinical and clinical trials, which is a complex, expensive, and time-consuming process and involves uncertain outcomes. All of our product candidates are in preclinical or clinical development and their risk of failure is high. The clinical trials and manufacturing of our product candidates are, and the manufacturing and marketing of our products, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex, and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure, and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. We cannot be certain of the timely completion or outcome of our preclinical studies and clinical trials and cannot predict if FDA will accept our proposed clinical programs or if the outcome of our preclinical studies and clinical trials will ultimately support the further development of our current or future product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that such submission will result in FDA allowing clinical trials to begin.

Furthermore, we may not successfully or cost-effectively design and implement preclinical and clinical trials that achieve our desired clinical endpoints efficiently, or at all. A clinical trial that is not well designed may delay or prevent initiation or completion of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the study results, or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third-party payors. Additionally, a trial that is not well-designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the costs to implement the clinical trial, which could lead to a shortfall in funding. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. See “— Risks Related to Reliance on Manufacturing and Third Parties.” If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize TVGN 489 any future product candidates we develop, and our business could be materially harmed. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop.

If we are unable to successfully develop, receive regulatory approval for, and commercialize our product candidates, our business will be harmed.

All of our product candidates are still in preclinical and clinical development and, with the exception of TVGN 489, we are early in our development efforts. FDA permitted our IND for TVGN 489 to proceed in May 2021, and we began enrolling subjects in October 2021. Each of our programs and product candidates will require additional preclinical and/or clinical development, regulatory approval, obtaining manufacturing supply, capacity, and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment, and significant marketing efforts, before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.

Our ability to generate revenue from our product candidates, which could take years to develop, if it ever does, will depend heavily on the successful development, regulatory approval, and eventual commercialization of our product candidates. The success of our product candidates or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:

●	timely and successful completion of preclinical studies and clinical trials;
●	effective INDs submitted to FDA that allow commencement of our clinical trials for our product candidates;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	successful development of, or making arrangements with third-party manufacturers for, our commercial manufacturing processes for our clinical trials and any of our product candidates that receive regulatory approval at an acceptable cost and on a timely basis;
●	receipt of timely marketing approvals from FDA;
●	launching commercial sales of products, if approved;
●	acceptance of the benefits and use of our products, if approved, by patients, the medical community, and third-party payors, for their approved indications;
●	the prevalence and severity of adverse events or other safety issues experienced with our product candidates;
●	the availability, perceived advantages, cost, safety, and efficacy of alternative therapies for any product candidate, and any indications for such product candidate, that we develop;
●	our ability to produce any product candidates we develop on a commercial scale;
●	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our product candidates and otherwise protecting our rights in our intellectual property portfolio;
●	maintaining compliance with regulatory requirements, including cGMP requirements;
●	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our products, if approved by FDA;
●	maintaining a continued acceptable safety, tolerability and efficacy profile of the products following approval; and
●	maintaining and growing an organization of scientists and functional experts who can develop and commercialize our products and technology.

If we do not succeed with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for any product candidate we develop, we may not be able to continue our operations. Even if regulatory approvals are obtained, we could experience significant delays or an inability to successfully commercialize our current and any future product candidates we develop, which would materially harm our business. If we are not able to generate sufficient revenue through the sale of any current or future product candidate, we may not be able to continue our business operations or achieve profitability.

We may encounter substantial delays and disruptions in completing the development of our product candidates that could impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

We may experience delays in completing planned clinical trials for a variety of reasons, including the following:

●	the extensive research and development required because our product candidates are based on new technologies;
●	the availability of financial resources to commence and complete the planned trials;
●	reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	FDA or independent institutional review boards (“IRBs”) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	recruiting suitable patients to participate in a trial or sufficient patients to complete a trial;
●	having patients complete a trial or return for post-treatment follow-up;
●	clinical trial sites deviating from trial protocol or dropping out of a trial, which may require that we add new clinical trial sites or investigators;
●	manufacturing the necessary product for use in the clinical trials;
●	clinical trials of any product candidate may fail to show safety, purity, or potency, or may produce negative or inconclusive results, which may cause us to decide, or regulators to require us, to conduct additional nonclinical trials or clinical trials or which may cause us to decide to abandon product candidate development programs;
●	any of our product candidates could cause undesirable side effects that could result in significant negative consequences, including the inability to enter clinical development or receive regulatory approval; and/or
●	competition from other clinical trial programs for similar indications and clinical trial patients.

A clinical trial may also be suspended or terminated by us, the IRB for the institutions in which such trials are being conducted, the DSMB for such trial, or by FDA due to a number of factors. Those factors could include failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by FDA, resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, FDA may order the temporary or permanent discontinuation of our clinical trials at any time if it believes that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the patients enrolled in our clinical trials, or that the applicable INDs do not contain sufficient information to assess the risks to patients in the proposed trials. For example, in November 2020, FDA placed a clinical hold on our IND for TVGN 489 for the treatment of patients with COVID-19 infection, requested certain information regarding the manufacture of TVGN 489, and asked us to revise our sterility testing approach so that such testing is performed on the final drug product, as opposed to testing before harvesting the cells for cryopreservation. In May 2021, FDA found that we sufficiently addressed all of these issues and lifted the clinical hold, permitting us to initiate our Phase 1 trial, which we completed in January 2023.

We may experience regulatory delays or rejections as a result of many reasons. For example, we believe based on precedential industry examples, including in areas with high unmet needs or strong early phase clinical trial results, that we may be able to commence pivotal trials of TVGN 489 on the basis of the results of our completed Phase 1 trial. However, the clinical trial process usually includes three phases, and our current plan to move TVGN 489 from its recently completed Phase 1 trial directly into pivotal trials may be rejected by FDA or may be otherwise unfeasible. We may have to conduct additional Phase 1 testing or other Phase 2 trials, or may experience other delays, prior to escalating TVGN 489 into a pivotal trial. At this stage, we cannot be certain whether we will be permitted to move from a Phase 1 trial directly to pivotal trials until FDA reviews and concurs with or rejects our proposed plans, and FDA may require us to conduct further trials to generate additional safety and efficacy data. If regulatory inspectors conclude that we or our clinical trial sites are not in compliance with applicable regulatory requirements for conducting clinical trials, we may receive reports of observations or warning letters detailing deficiencies, and we will be required to implement corrective actions. If regulatory agencies deem our responses to be inadequate, or are dissatisfied with corrective actions, our clinical trials may be temporarily or permanently discontinued, we or our investigators may be precluded from conducting any ongoing or any future clinical trials, the government may refuse to approve our marketing applications or allow us to manufacture or market our products, we may face civil enforcement actions from FDA, and we may be criminally prosecuted.

If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process, and jeopardize our ability to commence product sales and generate revenue. Significant clinical trial delays could also allow our competitors to bring products to market before we do or shorten any periods during which we have the exclusive right to commercialize our product candidates. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates or result in the development of our product candidates stopping early.

The FDA regulatory approval process is lengthy and time-consuming and may lead to significant delays in the clinical development and regulatory approval of our product candidates.

The time required to obtain approval from FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of FDA. Any delay in obtaining FDA and/or other necessary regulatory approvals in the United States for any investigational new drug and failure to receive such approvals would have an adverse effect on the investigational new drug’s potential commercial success and on our business, prospects, financial condition, and results of operations.

We have not obtained regulatory approval for any product candidate. We have not previously submitted a BLA to FDA. It is possible that none of our current or future product candidates will ever obtain regulatory approval from FDA. The novel nature of our product candidates may create further challenges in obtaining regulatory approval. The regulatory approval pathway for our product candidates may be uncertain, complex, expensive, and lengthy, and approval may not be obtained. In addition, factors outside our control, such as government shutdowns, natural disasters, and public health emergencies, could disrupt business at FDA, which could result in delays of reviews, approvals and communications with FDA related to our clinical trials and product candidates.

Our current and future product candidates could fail to receive regulatory approval for many reasons, including the following:

●	FDA may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of FDA that a product candidate is safe, pure, and potent for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by FDA for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	FDA may disagree with our interpretation of data from clinical trials or preclinical studies;
●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA to FDA to obtain regulatory approval in the United States; and
●	FDA may find deficiencies with or fail to approve our manufacturing processes or facility or the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies.

The lengthy approval process as well as the unpredictability of clinical trial results may result in our failing to obtain regulatory approval to market any product candidate we develop, which would significantly harm our business, results of operations and prospects. Even if we believe the data collected from current or future clinical trials of our product candidates are promising, such data may not be sufficient to support approval by FDA.

Even if we obtain approval, FDA may approve any of our product candidates for fewer or more limited indications, or a more limited patient population, than we request; may grant approval contingent on the performance of costly post-approval clinical trials or other post-marketing requirements; or may approve a product candidate with labeling that does not include the claims we believe are necessary or desirable for the successful commercialization of such product candidates. Moreover, if we modify TVGN 489 and our other product candidates so that they recognize and target new or more prevalent variants of COVID-19 and other viruses, we may have to either file a supplemental BLA with FDA or receive FDA approval for a comparability protocol or obtain other regulatory approval. These requirements may be costly and time-consuming and FDA ultimately may not approve of such changes.

FDA may also change its policies, promulgate additional regulations, revise existing regulations, or take other actions that may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.

We may never receive RMAT designation for TVGN 489 or any other product candidate, and receiving this designation may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that such product candidates will receive marketing approval.

We may seek RMAT designation from FDA for TVGN 489 for the treatment of COVID-19, or for our other product candidates. FDA may find that TVGN 489 or our other product candidates do not meet the criteria for RMAT designation or may otherwise deny our requests for RMAT designation.

RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate, and potential eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites post-approval, if appropriate. RMAT-designated products that receive accelerated approval may, as appropriate, fulfill their post-approval requirements through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence; through the collection of larger confirmatory data sets; or via post-approval monitoring of all patients treated with such therapy prior to approval of the therapy. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), FDA is permitted to require that a post-approval confirmatory study or studies be underway prior to approval or within a specified time period after the date of approval for a product granted accelerated approval. FDORA also requires sponsors to send updates to FDA on the status of such studies and FDA must promptly post this information publicly. FDORA also gives FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, for products being considered for accelerated approval, FDA generally requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. There can be no assurance that FDA would allow any of the product candidates we may develop to proceed on an accelerated approval pathway, and even if FDA did allow such pathway, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. Moreover, even if we received accelerated approval, any post-approval studies required to confirm and verify clinical benefit may not show such benefit, which could lead to withdrawal of any approvals we have obtained. Receiving accelerated approval does not assure that the product’s accelerated approval will eventually be converted to a traditional approval.

RMAT designation does not change the standards for product approval, and there is no assurance that any such designation or eligibility will result in expedited review or approval or that the approved indication will not be narrower than the indication covered by the RMAT designation. Additionally, RMAT designation can be revoked if the criteria for eligibility cease to be met as clinical data emerges.

Our business is highly dependent on our first product candidate, TVGN 489, and we must conduct clinical testing before we can obtain regulatory approval and begin commercialization of any of our product candidates.

Because we have limited financial and personnel resources and are placing significant focus on the development of TVGN 489, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

Interim and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit, validation, and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim data, including interim top-line results or preliminary results from our clinical trials. Interim data and results from our clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit, validation, and verification procedures that may result in the final data being materially different from the interim and preliminary data we previously published. As a result, interim and preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

The results of earlier preclinical and clinical trials may not be predictive of future clinical trial results. Initial positive results in any of our clinical trials may not be indicative of results obtained when the trial is completed.

Failure can occur at any time during the clinical trial process. Preclinical studies and early-stage clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the side effects of product candidates at various doses and schedules, and the results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. For example, our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later stages of clinical trials may fail to show desired pharmacological properties or produce the necessary safety and efficacy results despite having progressed through preclinical studies and initial clinical trials. In addition, initial success in clinical trials may not be indicative of results obtained when such trials are completed. Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. Our sole clinical trial to date was conducted on a small number of patients in a single academic clinical site for a limited number of indications. We will have to conduct larger, well-controlled trials in our proposed indications at multiple sites to verify the results obtained to date and to support any regulatory submissions for further clinical development of our product candidates. Our assumptions related to our product candidates, such as with respect to lack of toxicity, are based on an early limited clinical trial and may prove to be incorrect.

A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier, smaller clinical trials, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results. Moreover, clinical data are often susceptible to varying interpretations and analyses that may delay, limit, or prevent regulatory approval. We do not know whether any later stage clinical trials of TVGN 489 or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our product candidates.

Because the number of patients in our proof-of-concept clinical trial of TVGN 489 was small, the results from this trial may be less reliable than results achieved in larger clinical trials.

A trial design that is considered appropriate includes a sufficiently large sample size with appropriate statistical power, as well as proper control of bias, to allow a meaningful interpretation of the results. The preliminary results of studies with smaller sample sizes, such as our proof-of-concept clinical trial of TVGN 489, can be disproportionately influenced by the impact the product had on a few individuals, which limits the ability to generalize the results across a broader community, thus making the study results less reliable than studies with a larger number of patients and making it difficult to predict final results from preliminary results. Our proof-of-concept clinical trial only tested TVGN 489 in the most common HLA type, and while we intend to treat patients with the six most common HLA types in our next clinical trial of TVGN 489, our results in our proof-of-concept clinical trial may not be predictive of results in other HLA types. As a result, there may be less certainty that TVGN 489 would achieve a statistically significant effect in any future clinical trials. If we conduct any future clinical trials of TVGN 489, we may not achieve a statistically significant result. Similarly, if we conduct a clinical trial of any other product candidate we develop with a small sample size, the results of any such trial may be less reliable than results achieved in larger clinical trials and may provide less certainty of achieving statistically significant effects in any future clinical trials. Such results could negatively impact our business, financial condition, results of operations and prospects.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification, or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates, and jeopardize our ability to commence sales and generate revenue.

Our approach to the discovery and development of product candidates using our ExacTcell platform is unproven and may not result in marketable products.

The success of our business depends in part upon our ability to develop and commercialize cell therapies based on our proprietary ExacTcell platform. We have only conducted one Phase 1 trial based on a product developed using ExacTcell. Our approach to the development of cell therapies using ExacTcell is novel. We may not continue to have access to effective HLA-typing diagnostics and may have difficulties in obtaining or manufacturing significant quantities and breadth of single HLA-restricted cell lines to use in clinical trials or sufficient to cover desired patient populations. We cannot assure the product candidates we develop with ExacTcell will be found to be safe and effective in treating any disease so as to achieve marketing approval. If we uncover any previously unknown risks related to ExacTcell, or if we experience unanticipated problems or delays in developing our ExacTcell product candidates, we may be unable to achieve our strategy of building a broad pipeline of cell therapy product candidates.

Our preclinical studies and clinical trials may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during the development of our product candidates, which could prevent or delay regulatory approval and commercialization, increase our costs, or necessitate the abandonment or limitation of the development of some of our product candidates.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex, and expensive preclinical studies and clinical trials that our product candidates are safe, pure, and effective for use in each target indication, and failures can occur at any stage of testing. Preclinical studies and clinical trials often fail to demonstrate safety or efficacy of the product candidate studied for the target indication. The use of our current or future product candidates could be associated with side effects or adverse events, which could vary in severity from minor reactions to death and in frequency from infrequent to prevalent. In addition, if one or more of our product candidates or our T cell platform technology proves to be unsafe it would also materially harm our business.

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our clinical trials could be suspended or terminated. If we cannot demonstrate that any adverse events were not caused by the drug or administration process or related procedures, FDA could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff.

Although our current and future product candidates have undergone and will undergo extensive safety testing and, where applicable, under such conditions discussed with FDA, not all adverse effects of drugs can be predicted or anticipated. Immunotherapy and its method of action of harnessing the body’s immune system are powerful and could lead to serious side effects that we only discover in clinical trials or during commercial marketing. Unforeseen side effects could arise either during clinical development or after our product candidates have been approved by FDA and the approved product has been marketed, resulting in the exposure of additional patients. If our product candidates are associated with side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe, or more acceptable from a risk-benefit perspective. So far, we have not demonstrated that TVGN 489 or any other product candidate is safe in humans, and we cannot predict if ongoing or future clinical trials will do so. If any of our current or future product candidates fail to demonstrate safety and efficacy in clinical trials or do not gain marketing approval, we will not be able to generate revenue and our business will be harmed.

FDA or an IRB may also require that we suspend, discontinue, or limit our clinical trials based on safety information, or that we conduct additional preclinical studies regarding the safety and efficacy of our product candidates that we have not planned or anticipated. Such findings could further result in FDA failing to provide marketing authorization for our product candidates or limiting the scope of the approved indication, if approved. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the product candidate.

Additionally, if one or more of our product candidates receives marketing approval, and we or others identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●	FDA may withdraw approvals of such product;
●	FDA may require additional warnings on the labels such as a “black box” warning or a contraindication;
●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients or other requirements subject to a REMS;
●	we could be sued and held liable for harm caused to patients;
●	we may not be able to achieve or maintain third-party payor coverage and adequate reimbursement;
●	we may be required to recall a product or change the way such product is administered to patients;
●	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof; and
●	our reputation and physician or patient acceptance of our products may suffer.

There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of FDA in a timely manner or at all.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise be adversely affected.

The successful and timely completion of clinical trials in accordance with their protocols depends on, among other things, our ability to enroll a sufficient number of patients who remain in the trial until the trial’s conclusion, including any follow-up period. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

●	the patient eligibility criteria defined in the protocol;
●	the nature and size of the patient population required for analysis of the trial’s primary endpoints and the process for identifying patients;
●	the number and location of participating clinical sites or patients;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
●	the availability of competing commercially available therapies and other competing drug candidates’ clinical trials;
●	our ability to obtain and maintain patient informed consents for participation in our clinical trials;
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion; and/or
●	factors outside of our control, including as a result of business interruptions resulting from natural disasters and public health emergencies, such as the coronavirus.

We may experience difficulties in patient enrollment in our future clinical trials for a variety of reasons, including as a result of the COVID-19 pandemic or similar occurrences. Conversely, a decrease in cases may reduce the number of eligible candidates for trials testing COVID-19 therapeutics, such as TVGN 489. Additionally, as time passes, treating COVID-19 may become a less critical issue in the eyes of the public, further limiting the potential patient population for COVID-19 therapeutics. Moreover, TVGN 489 may represent a departure from more commonly used methods for COVID-19 treatment, and potential patients and their doctors may be inclined to use more conventional therapies for the treatment of COVID-19 rather than enroll in any future clinical trial.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. In addition, our clinical trials may compete with existing therapies and other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition may reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Accordingly, we cannot guarantee that our clinical trials will progress as planned or as scheduled. Delays from difficulties in patient enrollment in a clinical trial may result in increased costs or affect the timing, outcome, or completion of the trial, which could delay or prevent our receipt of regulatory approval of the applicable product candidate or to abandon the trial altogether.

We may be required to suspend, repeat, or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive, or the trials are not well designed.

Clinical trials must be conducted in accordance with FDA’s GCP requirements. Clinical trials are subject to oversight by FDA and IRBs or ethical committees at the study sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates manufactured in accordance with applicable cGMP requirements. Clinical trials may be suspended by FDA, us, a DSMB, or by an IRB with respect to a particular clinical trial site, for various reasons, including:

●	deficiencies in the conduct of the clinical trials, including failure to conduct the clinical trial in accordance with regulatory requirements or study protocols;
●	deficiencies in the clinical trial operations or trial sites;
●	unforeseen adverse side effects or the emergence of undue risks to study subjects;
●	deficiencies in the trial design necessary to demonstrate efficacy;
●	the product candidate may not appear to offer benefits over current therapies; or
●	the quality or stability of the product candidate may fall below acceptable standards.

Any such suspension or delay may result in us failing to obtain regulatory approval for our product candidates, which would materially harm our business, results of operations and prospects.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed.

From time to time, we may estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing, and other product development goals, which we may refer to as milestones. These milestones may include the commencement or completion of preclinical studies and clinical trials and the submission of regulatory filings, including IND submissions. From time to time, we may announce the expected timing of some of these milestones. All of these milestones are, and will be, based on a variety of assumptions. The actual timing of these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control, including with respect to challenges related to enrollment, manufacturing, and our reliance on third parties to conduct, supervise or monitor some or all aspects of our clinical trials.

Disruptions at FDA and other government agencies, such as those that may be caused by funding shortages, could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of FDA and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at FDA and other agencies may also slow the time necessary for biological products, or biologics, or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. If a prolonged government shutdown occurs, it could significantly impact the ability of FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as FDA, have had to furlough critical FDA employees and stop critical activities.

We may develop future product candidates in combination with other therapies, which exposes us to additional regulatory risks.

We may develop future product candidates in combination with one or more currently approved therapies. These combinations may, among other things, fail to demonstrate synergistic activity, may fail to achieve superior outcomes relative to the use of single agents or other combination therapies, or may fail to demonstrate sufficient safety or efficacy traits in clinical trials to enable us to complete those clinical trials or obtain marketing approval for the combination therapy.

In addition, even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risk that FDA or a comparable foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing, or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially.

We may also evaluate future product candidates in combination with one or more other therapies that have not yet been approved for marketing by FDA or comparable foreign regulatory authorities. We will not be able to market and sell TVGN 489 or any product candidate we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval.

If regulatory authorities do not approve these other biological products or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with, the biologics we choose to evaluate in combination with any product candidate we develop, we may be unable to obtain approval of or market any such product candidate.

Risks Related to Business Development and Commercialization

Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, healthcare payors and the medical community, including hospitals and outpatient clinics.

Even if we obtain regulatory approval for any of our product candidates that we may develop or acquire in the future, the product may not gain market acceptance among physicians, healthcare payors, patients or the medical community that supports our product development efforts, including hospitals and outpatient clinics. Market acceptance of any of our product candidates for which we receive approval depends on a number of factors, including:

●	the efficacy and safety of the product candidates as demonstrated in clinical trials;
●	the clinical indications and patient populations for which the product candidate is approved;
●	acceptance by physicians and patients of the drug as a safe and effective treatment;
●	the administrative and logistical burden of treating patients, including the availability and accessibility of healthcare provider sites for administering infusions to patients;
●	the adoption of novel cellular therapies by physicians, hospitals, and third-party payors;
●	the potential and perceived advantages of product candidates over alternative treatments;
●	the safety of product candidates seen in a broader patient group, including its use outside the approved indications should physicians choose to prescribe for such uses;
●	any restrictions on use together with other medications;
●	the prevalence and severity of any side effects;
●	FDA’s product labeling or package insert requirements;
●	the timing of market introduction of our products as well as competitive products;
●	the development of manufacturing and distribution processes for our product candidates;
●	the cost of treatment in relation to alternative treatments;
●	the availability of coverage and adequate reimbursement from, and our ability to negotiate pricing with, third-party payors, providers, and government authorities;
●	relative convenience and ease of administration; and
●	the effectiveness of our sales and marketing efforts.

We expect the product candidates we develop will be regulated biologics and therefore they may be subject to biosimilar competition.

The Biologics Price Competition and Innovation Act of 2009 (“BPCIA”) created an abbreviated pathway for the approval of for biological product candidates shown to be highly similar to or interchangeable with an FDA licensed biological product. Under the BPCIA, an application for a biosimilar product cannot be approved by FDA until 12 years after the reference product was approved under a BLA. The law is complex and is still being interpreted and implemented by FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. Although it is uncertain when processes intended to implement BPCIA may be fully adopted by FDA, any of these processes could have a material adverse effect on the future commercial prospects for our biological products.

We believe that any of the product candidates we develop that is approved in the United States as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened, potentially creating the opportunity for competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of the reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. Additionally, the increased likelihood of biosimilar competition has increased the risk of loss of innovators’ market exclusivity. Due to these risks, and uncertainties regarding patent protection, if one of our product candidates are approved for marketing, it is not possible to predict the length of market exclusivity for any particular product with certainty based solely on the expiration of the relevant patent(s) or the current forms of regulatory exclusivity. The loss of market exclusivity for a product would likely materially and negatively affect revenues from product sales of that product and thus our financial results and condition.

In addition, the approval of a biologic product that is a biosimilar to one of our products could have a material adverse impact on our business as it may be significantly less costly to bring to market and may be priced significantly lower than our products.

The incidence and prevalence of the target patient population for TVGN 489 are based on estimates and third-party sources. If the market opportunity for TVGN 489 or our other product candidates is smaller than we estimate or if any approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability might be materially and adversely affected.

Periodically, we make estimates regarding the incidence and prevalence of target patient populations based on various third-party sources and internally generated analysis. These estimates may be inaccurate or based on imprecise data. For example, the total addressable market opportunity for TVGN 489 will depend on, among other things, acceptance of TVGN 489 by the medical community, patient access, drug pricing and reimbursement, and the number of eligible patients with COVID-19, which may decrease. The number of patients in the addressable markets may turn out to be lower than expected, patients may not be otherwise amenable to treatment with TVGN 489, or new patients may become increasingly difficult to identify or gain access to or may not have the requisite HLA-typing to receive the drug, all of which may significantly harm our business, financial condition, results of operations and prospects.

Even if our product candidates receive regulatory approval, we will still face extensive ongoing regulatory requirements and continued regulatory review, which may result in significant additional expense, and our products may still face future development and regulatory difficulties.

Even if we obtain regulatory approval for a product candidate, it would be subject to ongoing requirements by FDA governing the manufacture, materials and facilities, qualification testing, quality control, further development, labeling, packaging, storage, distribution, post-approval clinical data, adverse event reporting, safety surveillance, import, export, advertising, promotion, recordkeeping and reporting of safety and other post-marketing information. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and product listing, as well as continued compliance by us and/or our contract manufacturing organizations (“CMOs”) and CROs for any post-approval clinical trials that we conduct. The safety profile of any product will continue to be closely monitored by FDA after approval. If FDA become aware of new safety information after approval of any of our product candidates, they may require labeling changes or establishment of a REMS, impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.

In addition, manufacturers of cell therapies and their facilities are subject to initial and continual review and periodic inspections by FDA for compliance with cGMP, GCP, GLP, GTP and other regulations. For certain commercial prescription biological products, manufacturers, and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying FDA of counterfeit, diverted, stolen, and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates, or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:

●	issue warning letters or untitled letters;
●	mandate modifications to promotional materials or require us to provide corrective information to healthcare practitioners, or require other restrictions on the labeling or marketing of such products;

●	require us to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions and penalties for noncompliance;
●	seek an injunction or impose civil or criminal penalties or monetary fines;
●	suspend, withdraw, or modify regulatory approval;
●	suspend or modify any ongoing clinical trials;
●	refuse to approve pending applications or supplements to applications filed by us;
●	suspend or impose restrictions on operations, including costly new manufacturing requirements; or
●	seize or detain products, refuse to permit the import or export of products, or require us to initiate a product recall.

The occurrence of any of the foregoing may inhibit our ability to successfully commercialize our products.

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by FDA, the U.S. Federal Trade Commission, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, state attorneys general, members of the U.S. Congress and the public. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and potential civil and criminal sanctions by FDA. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to corrective information to healthcare practitioners, injunctions, or civil or criminal penalties.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenue.

We are at an early stage of establishing an organization that will be responsible for the sale, marketing and distribution of cell therapy products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products that may be approved by FDA, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. There are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may be competing with many companies that currently have extensive and well-funded sales and marketing operations. Without a sufficiently scaled, appropriately timed, and trained internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully against these more established companies.

Data protection, privacy and similar laws restrict access, use, and disclosure of information, and failure to comply with or adapt to changes in these laws could materially and adversely harm our business.

We are subject to federal and state data privacy and security laws and regulations and expectations relating to privacy continue to evolve. Changes in these laws may limit our data access, use, and disclosure, and may require increased expenditures. In addition, data protection, privacy and similar laws protect more than patient information and, although they vary by jurisdiction, these laws can extend to employee information, business contact information, provider information, and other information relating to identifiable individuals. For example, the California Consumer Privacy Act (“CCPA”) requires covered businesses to, among other things, provide disclosures to California consumers regarding the collection, use and disclosure of such consumers’ personal information and afford such consumers new rights with respect to their personal information, including the right to opt out of certain sales of personal information. Comprehensive and sensitive data laws in a number of states have gone into or will go into effect during the next few years. We believe that further increased regulation in additional jurisdictions is likely in the area of data privacy. Any of the foregoing may have a material adverse effect on our ability to provide services to patients and, in turn, our results of operations.

Data protection, privacy and similar laws protect more than patient information and, although they vary by jurisdiction, these laws can extend to employee information, business contact information, provider information, and other information relating to identifiable individuals. Failure to comply with these laws may result in, among other things, civil and criminal liability, negative publicity, damage to our reputation, and liability under contractual provisions. In addition, compliance with such laws may require increased costs to us or may dictate that wet not offer certain types of services in the future.

Our internal computer systems, or those used by our contractors or consultants, may fail, or suffer security breaches.

Our internal computer systems and the systems of our contractors and consultants are vulnerable to damage from cyber-attacks and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates, if approved, profitably.

Successful sales of our product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors including governmental healthcare programs, such as Medicare and Medicaid, managed care organizations and commercial payors, among others. Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Obtaining coverage and adequate reimbursement from third-party payors is critical to new product acceptance. Third-party payors decide which drugs and treatments they will cover and the amount of reimbursement. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is a covered benefit under its health plan, safe, effective, and medically necessary, appropriate for the specific patient, cost-effective, and neither experimental nor investigational.

Obtaining coverage and reimbursement of a product from a government or other third-party payor is a time consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. Even if we obtain coverage for a given product, if the resulting reimbursement rates are insufficient, hospitals may not approve our product for use in their facility or third-party payors may require co-payments that patients find unacceptably high. Separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, at least annually, the Centers for Medicare and Medicaid Services (“CMS”) revise the reimbursement systems used to reimburse health care providers, which may result in reduced Medicare payments. In some cases, private third-party payers rely on all or portions of Medicare payment systems to determine payment rates. Changes to government healthcare programs that reduce payments under these programs may negatively impact payments from private third-party payers and reduce the willingness of physicians and providers to use our product candidates.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Because our product candidate may have a higher cost of goods than conventional therapies, and may require long-term follow-up evaluations, the risk that coverage and reimbursement rates may be inadequate for us to achieve profitability may be greater. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidate. Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. Additional state and federal healthcare reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for certain pharmaceutical products or additional pricing pressures. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. Increased efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidate. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in Europe, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. Some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other European Union member states allow companies to fix their own prices for medicines but monitor and control company profits. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if government and other third-party payors fail to provide coverage and adequate reimbursement. We expect downward pressure on pharmaceutical pricing to continue. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

The advancement of healthcare reform may negatively impact our ability to sell our product candidates, if approved, profitably.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our product candidates, if approved, profitably.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal, and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

Additionally, there has been heightened governmental scrutiny in the United States of pharmaceutical and biologics pricing practices in light of the rising cost of prescription drugs and biologics. This scrutiny has resulted in various Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what drug products and which suppliers will be included in their prescription drug and other healthcare programs. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect our business, financial condition, results of operations and prospects.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and federal and state transparency laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. These laws, described in further detail in “Regulatory Environment – Healthcare Regulation – Other Healthcare Laws and Compliance Requirements,” include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

●	the federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds, or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing or concealing an obligation to pay money to the federal government;

●	HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which imposes specified requirements relating to the privacy, security, and transmission of individually identifiable health information;

●	the U.S. federal Physician Payment Sunshine Act, which requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the CMS information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals (and certain other practitioners), as well as ownership and investment interests held in the company by physicians and their immediate family members; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including governmental and private payors, laws that require manufacturers to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same scope or application, thus complicating compliance efforts.

Efforts to ensure that our collaborations with third parties, and our business generally, will comply with applicable United States and healthcare laws and regulations will involve substantial costs. Governmental authorities could conclude that our business practices may not comply with statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to violate any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, contractual damages, reputational harm, disgorgement or curtailment or restricting of our operations, any of which could substantially disrupt our operations and diminish our profits and future earnings. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations.

Our relationships with customers, physicians including clinical investigators, CROs and third-party payors are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, transparency laws, government price reporting and other healthcare laws and regulations. If we or our employees, independent contractors, consultants, commercial partners, vendors, or other agents violate these laws, we could face substantial penalties.

These laws may impact, among other things, our clinical research programs as well as our proposed and future sales, marketing, and education programs. In particular, the promotion, sales and marketing of healthcare items and services is subject to extensive laws and regulations designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive and other business arrangements. We may also be subject to federal, state, and foreign laws governing the privacy and security of identifiable patient information.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions, and settlements in the healthcare industry. Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities, or our arrangements with physicians, could be subject to challenge under one or more of such laws. If we or our employees, independent contractors, consultants, commercial partners, and vendors violate these laws, we may be subject to investigations, enforcement actions and/or significant penalties.

It is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending themselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in federal healthcare programs, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Risks Related to Manufacturing and Reliance on Third Parties

The manufacture of cell therapies is subject to a multitude of manufacturing risks, any of which could substantially increase our costs and limit supply of our product candidates.

The process of manufacturing cell therapies is complex, highly regulated, subject to multiple risks, and requires significant expertise. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These include difficulties with production costs and yields, quality control, shortages of qualified personnel, and compliance with strictly enforced regulations. Cell therapy manufacturing facilities also require appropriate commissioning and validation activities to demonstrate that they operate as designed. There are limited numbers of CMOs that operate under cGMP regulations and that are capable of manufacturing cell therapies, and transferring manufacturing processes and know-how is complex and may require utilization of new or different processes to meet the specific requirements of a given facility.

Cell therapy manufacturing is susceptible to product loss due to contamination, equipment failure, and vendor or operator error. The facilities in which our product candidates will be made could also be adversely affected by pandemics, natural disasters, equipment failures, labor shortages, power failures, supply chain problems, changes in laws and regulations, and numerous other factors. Even minor deviations from normal manufacturing and distribution for any of our product candidates could result in reduced production yields, impact to product quality, and other supply disruptions. Manufacturing cell therapies is susceptible to risks associated with the need to maintain aseptic conditions throughout the manufacturing process. Contamination with pathogens or ingress of microbiological material may result in unusable product and could also delay the manufacture of product candidates, resulting in delays in development. If contamination is discovered, the facilities in which our product candidates are made may need to be closed for an extended period of time for investigation and remediation. Because our cell therapy product candidates are manufactured from the cells of third-party donors, the manufacturing process is also susceptible to insufficient quantity or inadequate quality of third-party donor material.

Manufacturing is also subject to FDA and comparable foreign regulation. For example, FDA will not approve a cellular product if the manufacturer is not in compliance with cGMPs and GTPs, to the extent applicable. If we are unable to reliably produce products in accordance with specifications acceptable to authorities, we may not obtain or maintain the approvals we need to commercialize our product candidates. Failure to comply with manufacturing regulations may lead to regulatory enforcement actions against our third-party manufacturers or us that result in fines and civil and criminal penalties, imprisonment, suspension, delay, or restriction of production, injunctions, delay or denial of product approval, clinical holds or termination of clinical trials, warning or untitled letters, regulatory authority communications warning the public about safety issues with the cell therapies, refusal to permit import or export, product seizure, detention, or recall, lawsuits under the civil False Claims Act, or consent decrees.

Our efforts to establish manufacturing capabilities, either on our own or through a contract relationship, will involve significant time and expense and may not be successful.

Our manufacturing experience as an organization and with our contractors is limited. We relied on a Clinical Trial Services and Materials Agreement with Thomas Jefferson University for the manufacture of TVGN 489 for our Phase 1 proof-of-concept trial. However, we will need to establish manufacturing capabilities, either on our own or through a contract relationship, in order to meet our projected supply needs for clinical and commercial materials to support our activities through regulatory approval and commercial manufacturing of our product candidates, if approved. Our efforts to develop manufacturing capability are currently focused on acquiring existing manufacturing facilities or constructing one or more new manufacturing facilities, including through collaboration with a potential facility development partner. Securing a manufacturing facility will involve considerable time and expense, and may not be successful. In addition, we cannot ensure that we can successfully manufacture our products in compliance with cGMP, GTP, and any other applicable laws, regulations, and standards in sufficient quantities for clinical trials or for commercial sale. We have no prior experience in establishing a manufacturing facility and we may encounter challenges given the complexity of manufacturing cell therapies. We must also compete for the small number of individuals with expertise in cell therapy manufacturing. Even if we are able to establish manufacturing operations, given the complexities of manufacturing cell therapy products, there is no assurance that we will be able to successfully produce sufficient amounts, or sufficient quality, of TVGN 489 in order to move forward with our clinical development plans.

We depend on third-party suppliers for key materials used in our manufacturing processes, and the loss of these third-party suppliers or their inability to supply us with adequate materials could harm our business.

We rely on third-party suppliers for certain materials and components required for the production of our product candidates. Our dependence on these suppliers and the challenges we may face in obtaining adequate supplies of materials involve several risks, including limited control over pricing, availability, and quality and delivery schedules. We also face competition for supplies from other cell therapy companies. Such competition may make it difficult for us to secure raw materials or the testing of such materials on commercially reasonable terms or in a timely manner. Our negotiation leverage is limited, and we are likely to get lower priority than our competitors that are larger than we are. In addition, the biotechnology market has recently experienced supply chain disruptions. We cannot be certain that our suppliers will continue to provide us with the quantities of the raw materials that we require or satisfy our anticipated specifications and quality requirements whether due to our size or otherwise. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

If the third parties we rely on to help conduct our preclinical studies and clinical trials do not successfully carry out their contractual duties, comply with regulatory requirements, or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize TVGN 489 and any future product candidates we develop, and our business could be materially harmed.

We outsource some of the conduct and management of our clinical trials to third parties. Agreements with clinical investigators and medical institutions for clinical testing and with other third parties for data management services and clinical trial management services place substantial responsibilities on these parties that, if unmet, could result in delays in, or termination of, our clinical trials.

We rely on universities, medical institutions, clinical investigators, contract laboratories and other third parties to conduct or help us conduct GLP-compliant preclinical studies and GCP-compliant clinical trials on our product candidates properly and on time. While we have agreements governing their activities, we control only certain aspects of their activities and have limited influence over their actual performance. The third parties with whom we contract play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. These third parties are not our employees and, except for restrictions imposed by our contracts with such third parties, we have limited ability to control the amount or timing of resources that they devote to our current or future product candidates. Although we rely on these third parties to conduct our GLP-compliant preclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. If any of our clinical trial sites fail to comply with GCP, we may be unable to use the data gathered at those sites.

Many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. Some of our agreements may also be terminated by these third parties under certain other circumstances. If the third parties conducting our preclinical studies or our clinical trials do not adequately perform their contractual duties or obligations, experience significant business challenges, disruptions or failures, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our protocols or to GLP and GCP, or for any other reason, we may need to enter into new arrangements with alternative third parties. This could be difficult, costly, or impossible, and our preclinical studies or clinical trials may need to be extended, delayed, terminated, or repeated. As a result, we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable product candidate, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

We may depend on third-party collaborators for the development and commercialization of certain of our current and future product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

In the future, we may form or seek strategic alliances, joint ventures, or collaborations, or enter into licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to product candidates we develop. Potential future collaborations involving our product candidates may pose the following risks to us:

●	collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates;

●	collaborators may not properly enforce, maintain, or defend our intellectual property rights or may use our proprietary information in a way that gives rise to actual or threatened litigation or that could jeopardize or invalidate our intellectual property or proprietary information, exposing us to potential litigation or other intellectual property proceedings;

●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

●	disputes may arise between a collaborator and us that cause the delay or termination of the research, development, or commercialization of the product candidate, or that result in costly litigation or arbitration that diverts management attention and resources;

●	collaborators with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such products;

●	if a present or future collaborator were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program under such collaboration could be delayed, diminished, or terminated; and

●	collaboration agreements may restrict our right to independently pursue new product candidates.

If we enter into collaboration agreements and strategic partnerships or license our intellectual property, products, or businesses, we may not be able to realize the expected benefit of such transactions if we are unable to successfully integrate them with our existing operations, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or net income that justifies such transaction. Any of the factors set forth above and any delays in entering into new collaborations or strategic partnership agreements related to any product candidate we develop could delay the development and commercialization of our product candidates, which would harm our business prospects, financial condition, and results of operations.

In the event a present or future collaborator terminates their agreement with us, we would be prevented from receiving the benefits of any such agreement, which could have a materially adverse effect on our results of operations.

We may have to alter our development and commercialization plans if we seek to establish collaborations and are not able to establish them on commercially reasonable terms.

The advancement of our product candidates and development programs and the potential commercialization of our current and future product candidates will require substantial additional cash to fund expenses. For some of our current or future product candidates, we may decide to collaborate with third parties with respect to development and potential commercialization. Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

We face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for other collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the progress of our clinical trials, the likelihood of approval by FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.

We may also be restricted under collaboration agreements from entering into future agreements on certain terms with potential collaborators. Such exclusivity could limit our ability to enter into strategic collaborations with future collaborators. In addition, there have been a significant number of business combinations among large pharmaceutical and biotechnology companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any marketing or sales activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all.

Risks Related to Intellectual Property

If we are unable to obtain and maintain adequate patent protection for our product candidates or ExacTcell, our competitors could develop and commercialize products similar or identical to ours, and our ability to successfully commercialize our product candidates may be adversely affected.

Our success depends, in large part, on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates. We have sought, and intend to seek, to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates and technology that are important to our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our issued patents may not, and our pending and future patent applications may not result in patents being issued that adequately protect our technology or product candidates or prevent others from commercializing similar or alternative competitive technologies and product candidates. There is no assurance that all potentially relevant prior art relating to our patents and patent applications is known to us or has been found. We may be unaware of prior art that could be used to invalidate an issued patent or prevent a pending patent application from issuing as a patent. Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, we may challenge their ownership, for example in a derivation proceeding before the USPTO to determine who has the right to the claimed subject matter in the applications. Similarly, if our patent applications are challenged in a derivation proceeding, the USPTO may hold that a third party is entitled to certain patent ownership rights instead of us. We may then be forced to seek a license from the third party that may not be available on commercially favorable terms, or at all.

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents or applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our patents or applications and any patent rights we own or may own in the future. The USPTO and various non-U.S. government patent agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market and this circumstance could have a material adverse effect on our business.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, and enforcing patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may be less likely to be able to prevent third parties from infringing our patents in all countries outside the United States, or from selling or importing products that infringe our patents in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired and our business, financial condition, results of operations and prospects may be adversely affected.

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. After March 2013, under the Leahy-Smith America Invents Act (the “America Invents Act”), the United States transitioned to a first inventor to file system in which, assuming that other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The America Invents Act also included a number of significant changes that affected the way patent applications are prosecuted and also may affect patent litigation. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity or ownership of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Additional changes in patent law could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, the patent positions of companies in the development and commercialization of biologics and pharmaceuticals are particularly uncertain. Rulings from the U.S. Court of Appeals for the Federal Circuit and the U.S. Supreme Court have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. This combination of events has created uncertainty with respect to the validity and enforceability of patents. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our existing patent portfolio and our ability to protect and enforce our intellectual property in the future.

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time-consuming, and unsuccessful.

Competitors may infringe our intellectual property rights, or we may be required to defend against claims of infringement. Countering infringement or unauthorized use claims or defending against claims of infringement can be expensive and time-consuming. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future marketing, sales, or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

In addition, many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own, develop or license.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court. We may not be able to protect our trade secrets in court.

If we initiate legal proceedings against a third party to enforce any patent that is issued covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description, or non-enablement. In addition, patent validity challenges may, under certain circumstances, be based upon non-statutory obviousness-type double patenting, which, if successful, could result in a finding that the claims are invalid for obviousness-type double patenting or the loss of patent term, including a patent term adjustment granted by the USPTO, if a terminal disclaimer is filed to obviate a finding of obviousness-type double patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld information material to patentability from the USPTO, or made a misleading statement, during prosecution. Third parties also may raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, inter partes review and equivalent proceedings in foreign jurisdictions. Such proceedings could result in the revocation or cancellation of or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art of which the patent examiner and we were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose part, and perhaps all, of the patent protection on one or more of our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents, including portions of our ExacTcell platform. However, trade secrets can be difficult to protect, and some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business and financial condition.

Our commercial success depends upon our ability and the ability of any collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current manufacturing methods, product candidates or future methods or products, resulting in either an injunction prohibiting our manufacture or sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation to third parties.

The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including post grant review and inter partes review before the USPTO. The risks of being involved in such litigation and proceedings may also increase as our product candidates approach commercialization and as we gain greater visibility as a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable, and infringed, which could materially and adversely affect our ability to commercialize any of our product candidates or technologies covered by the asserted third-party patents.

If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing, and marketing our product candidates and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing, and commercializing the infringing technology or product candidates. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

Others may claim an ownership interest in our intellectual property and our product candidates, which could expose us to litigation and have a significant adverse effect on our prospects.

While we are presently unaware of any claims or assertions by third parties with respect to our patents or other intellectual property, we cannot guarantee that a third party will not assert a claim or an interest in any of such patents or intellectual property. For example, a third party may claim an ownership interest in one or more of our patents or other proprietary or intellectual property rights. A third party could bring legal actions against us to seek monetary damages or enjoin clinical testing, manufacturing, or marketing of the affected product candidate or product. If we become involved in any litigation, it could consume a substantial portion of our resources and cause a significant diversion of effort by our technical and management personnel. If any such action is successful, in addition to any potential liability for damages, we could be required to obtain a license to continue to manufacture or market the affected product candidate or product, in which case we could be required to pay substantial royalties or grant cross-licenses to patents. We cannot, however, assure you that any such license would be available on acceptable terms, if at all. Ultimately, we could be prevented from commercializing a product, or forced to cease some aspect of our business operations as a result of claims of patent infringement or violation of other intellectual property rights. Further, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of any adverse party. This is especially true in intellectual property cases, which may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or prospects.

If we are unable to protect the confidentiality of our proprietary information, the value of our technology and products could be adversely affected.

Trade secrets and know-how can be difficult to protect. To maintain the confidentiality of trade secrets and proprietary information, we enter into confidentiality agreements with our employees, consultants, collaborators, and others upon the commencement of their relationships with us. These agreements require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees and consultants also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes, and individuals with whom we have these agreements may not comply with their terms. Thus, despite such agreement, there can be no assurance that such inventions will not be assigned to third parties. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. To the extent that our employees, consultants, or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in related inventions. We also seek to preserve the integrity and confidentiality of our trade secrets by other means, including maintaining physical security of our premises and physical and electronic security of our information technology systems. However, these security measures may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

Adequate remedies may not exist in the event of unauthorized use or disclosure of our proprietary information. The disclosure of our trade secrets would impair our competitive position and may materially harm our business, financial condition, and results of operations. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to maintain trade secret protection could adversely affect our competitive business position. In addition, others may independently discover or develop our trade secrets and proprietary information, and the existence of our own trade secrets affords no protection against such independent discovery. For example, a public presentation in the scientific or popular press on the properties of our product candidates could motivate a third party, despite any perceived difficulty, to assemble a team of scientists having backgrounds similar to those of our employees to attempt to independently reverse engineer or otherwise duplicate our cell therapy technologies to replicate our success.

We may be subject to claims asserting that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers.

Many of our employees, consultants or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals, or we, have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer, or that patents and applications we have filed to protect inventions of these employees, even those related to one or more of our product candidates, are rightfully owned by their former or current employer. Litigation may be necessary to defend against these claims. If we fail in defending claims of misappropriation and similar claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Any registered trademarks or trade names may be challenged, circumvented, or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

Intellectual property rights do not necessarily address all potential threats.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

●	others may be able to make products that are similar to our product candidates but that are not covered by the claims of the patents that we own or may own in the future;
●	we, or any partners or collaborators, might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or may own in the future;
●	we, or any partners or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;
●	it is possible that our pending patent applications or those that we may own in the future will not lead to issued patents;
●	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;

●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable;
●	the patents of others may have an adverse effect on our business; and
●	we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.

Should any of these events occur, they could significantly harm our business, financial condition, results of operations and prospects.

Risks Related to Our Business

We are highly dependent on our key personnel, and if we are not successful in attracting, motivating, and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

We are highly dependent on members of our executive team. The loss of the services of any of them may adversely impact the achievement of our objectives. Any of our executive officers could leave our employment at any time, as all of our employees are “at-will” employees, and we do not have “key person” insurance on them. The loss of the services of our Chief Executive Officer Ryan Saadi, Chief Scientific Officer Neal Flomenberg, or one or more of our other executive officers or key employees could impede the achievement of our research, development, and commercialization objectives.

Recruiting and retaining qualified employees, consultants, and advisors for our business, including scientific and technical personnel, will also be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous biotechnology and pharmaceutical companies and academic institutions for skilled individuals. In addition, failure to succeed in preclinical studies, clinical trials or applications for marketing approval may make it more challenging to recruit and retain qualified personnel. The inability to recruit, or the loss of services of certain executives, key employees, consultants, or advisors, may impede the progress of our research, development and commercialization objectives and have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.

The biotechnology and pharmaceutical industries, and in particular the immunotherapy sector, are characterized by the rapid evolution of technologies and understanding of disease etiology, intense competition, and strong pursuit and defense of intellectual property. We may face substantial competition from multiple sources, including major pharmaceutical, specialty pharmaceutical and existing or emerging biotechnology companies, governmental agencies, academic institutions, public and private research institutions, technology companies active in the artificial intelligence space, and others. Our commercial opportunities will be significantly impacted if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are less expensive or obtain more significant acceptance in the market than any product candidates that we develop. Additionally, our commercial opportunities will be significantly impacted if novel upstream products or changes in treatment protocols reduce the overall incidence or prevalence of diseases in our current or future target population. Competition could result in reduced sales and pricing pressure on our product candidates, if approved by FDA. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair any ability to commercialize our product candidates.

Some of the approved or commonly used drugs and therapies for certain of our target diseases are well established and are widely accepted by physicians, patients, and third-party payors. Some of these drugs are branded and subject to patent protection, and other drugs and nutritional supplements are available on a generic basis. Insurers and other third-party payors may encourage the use of generic products or specific branded products. If any of our product candidates are approved, although we expect they may be priced at a discount to existing cell therapies, we also expect they will be priced at a significant premium over any competitive generic products. Absent differentiated and compelling clinical evidence, pricing premiums may impede the adoption of our products over currently approved or commonly used therapies, which may adversely impact our business. In addition, many companies are developing new therapeutics, and we cannot predict what the standard of care will become as our products continue in clinical development. We anticipate that we could face intense and increasing competition as new therapies enter the market and advanced technologies become available from time to time. We expect that any treatments which we develop and commercialize will need to compete on, among other things, efficacy, safety, convenience of administration and delivery, and price.

Many of our competitors or potential competitors, either alone or through collaborations, have significantly greater market presence, financial resources and expertise in research and development, preclinical studies, conducting clinical trials, manufacturing, obtaining regulatory approvals and marketing approved products than we do, and as a result may have a competitive advantage over us. Smaller or early-stage companies may also prove to be significant competitors, including through collaborative arrangements or mergers with large and established companies. These third parties compete with us in establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

We also face substantial competition for our artificial intelligence initiatives and our computational approaches to drug discovery. Our competitors may have significantly greater experience and expertise in using artificial intelligence, algorithmic tool development, predictive analytics, and data science to expedite drug development, optimize laboratory processes and clinical trials, unravel complex biological data, and improve patient outcomes than we do, and significantly greater financial and other resources with which to do so. Artificial intelligence technologies are changing rapidly and we must adapt and develop these technologies in a timely and effective manner at an acceptable cost in order to compete. There can be no assurance that we will be able to develop, acquire, or integrate artificial intelligence technologies, tools, and processes successfully or as quickly or cost-effectively as our competitors, or that these technologies, tools, and processes will meet our needs or achieve our goals. In addition, if the technologies, tools, or processes that we develop are incorrectly designed, do not operate properly, or are otherwise deficient, or if we do not have the rights to use the data on which they rely, we may not achieve our goals for this initiative, our performance and reputation could suffer or we could incur liability through the violation of laws, privacy rights, or contracts. Even with the successful use of artificial intelligence, we may fail to allocate resources efficiently, which could adversely impact our pipeline and ability to compete effectively.

Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We also face competition for these types of personnel from biotechnology and other companies and organizations, many of which have significantly larger operations and greater financial, technical, human, and other resources than us. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, or integrating them into our operations, our business, prospects, financial condition, and results of operations will be materially adversely affected. In such circumstances, we may be unable to conduct certain research and development programs, unable to adequately manage our clinical trials and development of our product candidates, and unable to adequately address our management needs.

As a result of these factors, these competitors may obtain regulatory approval of their products before we are able to, which could result in our competitors obtaining a head start and establishing a frontrunner position before we are ready to commercialize and will limit our ability to develop or commercialize our product candidates. Our ability to commercialize our proprietary cell products could also be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have a better safety profile, are more convenient or are less expensive than our products. Our competitors also may be more successful than us in manufacturing and marketing their products. These appreciable advantages could render our product candidates obsolete or noncompetitive before we can recover the expenses of development and commercialization. If we are not able to compete effectively against our existing and potential competitors, our business, financial condition, results of operations and growth prospects may be materially and adversely affected.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As our development plans and strategies develop, we expect to need additional managerial, operational, marketing, sales, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining, and motivating additional employees;

●	managing our internal development efforts effectively, including the clinical and FDA review process for TVGN 489 and any future product candidates we develop, while complying with our contractual obligations to contractors and other third parties; and

●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to advance development of and, if approved, commercialize TVGN 489 and any future product candidates we develop will depend, in part, on our ability to effectively manage any future growth, and our management may have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed, or terminated, and we may not be able to obtain marketing approval of any current or future product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize TVGN 489 and any future product candidates we develop and, accordingly, may not achieve our research, development, and commercialization goals.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of our product candidates.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human trials and may face greater risk if we commercialize any products that we develop. Product liability claims may be brought against us by subjects enrolled in our trials, patients, healthcare providers or others using, administering, or selling our products. If we cannot successfully defend ourselves against such claims, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidate we may develop;
●	withdrawal of trial participants;
●	termination of clinical trial sites or entire trial programs;
●	injury to our reputation and significant negative media attention;
●	initiation of investigations by regulators;
●	significant time and costs to defend the related litigation;
●	substantial monetary awards to trial subjects or patients;
●	diversion of management and scientific resources from our business operations; and
●	the inability to commercialize any product candidates that we may develop.

While we currently hold trial liability insurance coverage consistent with industry standards, the amount of coverage may not adequately cover all liabilities that we may incur. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates, but we may be unable to obtain commercially reasonable product liability insurance. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business and financial condition.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Limitations imposed by the applicable jurisdictions on our ability to utilize net operating loss carryforwards could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such net operating loss carryforwards to expire unused, in each case reducing or eliminating the benefit of such net operating loss carryforwards. Furthermore, we may not be able to generate sufficient taxable income to utilize our net operating loss carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our net operating loss carryforwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. As a result, even if we earn net taxable income, our ability to use our net operating loss and tax credit carryforwards may be materially limited, which could harm our future operating results by effectively increasing our future tax obligations.

Risks Related to Being a Public Company and Ownership of Securities

The price of our Common Stock and Warrants may fluctuate significantly and you could lose all or part of your investment as a result.

The market price of our Common Stock and Warrants has been and is likely to continue to be volatile. The stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance or prospects of particular companies. As a result of this volatility, you could lose all or part of your investment. Many factors may have a material adverse effect on the market price of our securities, including, but not limited to:

●	the commencement, enrollment, delay. or results of our ongoing or future clinical trials, or changes in the development status of our product candidates;
●	our decision to initiate, not to initiate, or to terminate a clinical trial;
●	unanticipated serious safety concerns related to the use of our product candidates;
●	any delay in our regulatory filings for our product candidates and any adverse or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;
●	regulatory actions, including failure to receive regulatory approval, with respect to our product candidates or our competitors’ products or product candidates;
●	our failure to commercialize our products;
●	the success of competitive products or technologies;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations, capital commitments, significant development milestones, or product approvals;
●	our failure to obtain new commercial partners;
●	our failure to obtain adequate manufacturing capacity or product supply for any approved product or inability to do so at acceptable cost;
●	our failure to achieve expected product sales and profitability;
●	regulatory or legal developments applicable to our product candidates;
●	the level of expenses related to our product candidates or clinical development programs;
●	significant lawsuits, including without limitation patent or stockholder litigation;

●	the impact of the incidence and development of COVID-19 on our business and product candidates;
●	any changes in our Board of Directors (the “Board”) or senior management;
●	actual or anticipated fluctuations in our cash position or operating results;
●	changes in financial estimates or recommendations by securities analysts;
●	fluctuations in the valuation or financial results of companies perceived by investors to be comparable to us;
●	inconsistent trading volume levels of our shares;
●	announcement or expectation of additional financing efforts;
●	sales of Common Stock by us, our executive officers or directors, or our stockholders;
●	fluctuations and market conditions in the U.S. equity markets generally and in the biotechnology sector;
●	general economic, political and social conditions; and
●	other events or factors, many of which are beyond our control, or unrelated to our operating performance or prospects.

In recent years, the stock market in general has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our Common Stock and Warrants, regardless of actual operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our Common Stock and warrant price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and material adverse impact on the market price of our common stock following the Business Combination.

We may not have the funds necessary to satisfy our future obligations under the terms of our Preferred Stock and uncertainties with respect to our obligations under the terms of our Preferred Stock could materially and adversely affect our ability to raise capital, our liquidity position, our ability to operate our business and execute our business strategy, and the trading volatility and price of our securities.

Uncertainty regarding our ability to satisfy our future obligations under the terms of our Preferred Stock could materially and adversely affect our business. Our Series A Preferred Stock, which has an aggregate face value of $2.0 million, and our Series A-1 Preferred Stock, for which we expect to receive aggregate gross proceeds of $6.0 million, carry an annual 5% cumulative dividend, increasing by 2% each year, in the case of the Series A-1 Preferred Stock in no event to more than 15% per year. Our Series B Preferred Stock, which has an aggregate face value of $3.6 million, pays a 3.25% quarterly dividend beginning 35 days after issuance, increasing by 0.25% each month that the Series B Preferred Stock remains outstanding after the first 30 days after its issuance, but in no event to more than 7.5% per quarter. The Series A Preferred Stock and the Series A-1 Preferred Stock is callable if the volume weighted average price of the common stock for the 20 days prior to delivery of the call notice is greater than $5.00 per share and there is an effective resale registration statement on file covering the underlying common stock. The Series B Preferred Stock is callable at any time.

We may not have sufficient funds or be able to obtain financing from third parties to pay the dividends applicable to our Preferred Stock or to redeem the Preferred Stock pursuant to our call rights, and the amount of dividend we may be required to pay on the Preferred Stock is uncertain. These uncertainties could materially and adversely affect our ability to raise capital, our liquidity position, our ability to operate our business and execute our business strategy, and the trading volatility and price of our securities.

Any failure to meet the continued listing requirements of Nasdaq could result in a delisting of our Common Stock and our Warrants.

If we fail to satisfy the continued listing requirements of Nasdaq, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of our securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if our securities were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

We incur increased costs as a result of operating as a public company, and our management devotes substantial time to compliance initiatives and corporate governance practices.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, and other personnel in connection with our efforts to comply with the requirements of being, a public company, and our management and other personnel devote a substantial amount of time towards maintaining compliance with these requirements. These requirements contribute significantly to our legal and financial compliance costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We may issue additional shares of our Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.

We may issue additional shares of our Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, raising additional capital, future acquisitions, repayment of outstanding indebtedness, or award issuances under the 2024 Plan, without stockholder approval, in a number of circumstances. Investors purchasing shares or other securities in the future could have rights superior to existing shareholders. If any of the above should occur, our stockholders will experience additional dilution, and any such issuances may result in downward pressure on the price of our common stock.

The issuance of additional shares of Common Stock or other equity securities of equal or senior rank could have the following effects:

●	your proportionate ownership interest in Tevogen will decrease;
●	the relative voting strength of each previously outstanding share of Common Stock may be diminished; or
●	the market price of your shares of Common Stock may decline.

We are an “emerging growth company” and a “smaller reporting company”, and certain exemptions from disclosure requirements available to us could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

We will remain an emerging growth company until the earliest of : (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of Semper Paratus’ initial public offering, or December 31, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common equity that is held by non-affiliates exceeds $700 million as of the last business day of its most recently completed second fiscal quarter; and (ii) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. In addition, the JOBS Act also provides that an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. This may make comparison of our financial statements with the financial statements of other companies who comply with public company adoption dates difficult or impossible because of the potential differences in accounting standards used. Investors may find our Common Stock less attractive because it will rely on these exemptions, which may result in a less active trading market for our Common Stock and its price may be more volatile.

Additionally, we qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company and may take advantage of certain scaled disclosures available to smaller reporting companies for so long as the market value of our voting and non-voting common equity held by non-affiliates is less than $250.0 million, measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common equity held by non-affiliates is less than $700.0 million, measured on the last business day of our second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of its financial statements with other public companies difficult or impossible.

Our management team has limited experience managing a public company.

Members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, financial condition, and results of operations.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendation regarding our Common Stock or if our results of operations do not meet their expectations, including projections in those reports that differ from our actual results, our share price and trading volume could decline.

The trading market for our Common Stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. Securities and industry analysts do not currently, and may never, publish research on us.

If no securities or industry analysts commence coverage of us, the trading price of our Common Stock would likely be negatively impacted. In the event securities or industry analysts initiate coverage, and one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price of our Common Stock or trading volume to decline. Moreover, if one or more of the analysts who cover us publish negative reports, downgrade our stock, or if our results of operations do not meet their expectations, the price of our Common Stock could decline. Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts.

Our business and operations could be negatively affected if it becomes subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact its stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Common Stock or other reasons may in the future cause it to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and Board’s attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, its stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and the share price of our securities, which could cause you to lose some or all of your investment.

We cannot assure you that the due diligence conducted by Semper Paratus prior to the consummation of the Business Combination identified all material issues or risks associated with Tevogen, our business or the industry in which we compete. As a result of these factors, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if Semper Paratus’s due diligence has identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with Semper Paratus’s risk analysis. If any of these risks materialize, this could have a material adverse effect on our financial condition and results of operations and could contribute to negative market perceptions about our securities.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2023. If we are unable to develop and maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.

Our management concluded that we identified material weaknesses in our internal controls over financial reporting as of December 31, 2023, related to our accounting for complex financial instruments and internal controls over collectability over amounts due from related parties. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

In addition, Tevogen Bio’s management identified material weaknesses in its internal control over financial reporting relating to not maintaining a sufficient complement of personnel commensurate with its accounting and reporting requirements resulting in inadequate segregation of duties over the preparation, review and posting of manual journal entries to the general ledger, and resulting in not having a sufficient risk assessment process to identify and analyze risks of misstatement due to error and/or fraud.

Although we continue to evaluate steps to remediate these material weaknesses, the material weaknesses will not be considered remediated until our plan has been fully implemented, the applicable controls are fully operational for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of future assessments of the remediation efforts. If the material weaknesses are not remediated, or if we generally fail to establish and maintain effective internal controls appropriate for a public company, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price. In addition, these remediation measures may be time consuming and costly.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

To address these material weaknesses, we intend to hire additional accounting personnel with appropriate expertise in accounting and reporting under U.S. GAAP and U.S. Securities and Exchange Commission (“SEC”) regulations in order to better align with segregation of duties and perform appropriate risk assessment procedures to evaluate risks of material misstatement.

We also cannot assure you that there will not be material weaknesses in our internal control over financial reporting in the future. Our independent registered public accounting firm is not required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that material weaknesses or significant deficiencies in our internal control over financial reporting go undetected. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. In addition, we have a substantial number of restricted stock units and we expect that tax obligations with respect to vesting and settlement of many of these restricted stock units will be satisfied through sell-to-cover arrangements. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock.

Although certain of our stockholders are subject to certain restrictions regarding the transfer of our Common Stock, these shares may be sold after the expiration or early termination of the respective applicable lock-ups under the Letter Agreement, dated November 3, 2021, by and among Semper Paratus, its officers, its directors and the Initial Shareholders (the “Letter Agreement”) and the Lock-Up Agreement, dated February 14, 2024 (the “Lock-Up Agreement”), by and among the Company, the Sponsor, and Dr. Saadi (the “Significant Company Holder” and, together with the Sponsor, the “Locked-Up Parties”) with respect to certain of our securities held by the Locked-Up Parties, respectively. We intend to file one or more registration statements to provide for the resale of certain of such shares from time to time. As restrictions on resale end and any registration statements we file for the resale of such shares are available for use, the market price of our Common Stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Our directors, executive officers, and principal stockholders, and Dr. Ryan Saadi in particular, have substantial control over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our executive officers, directors, and principal stockholders and their affiliates beneficially own approximately 90% of the outstanding shares of Common Stock and our Chief Executive Officer, Dr. Ryan Saadi, beneficially owns approximately 72% of the outstanding shares of Common Stock. As a result, these stockholders exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree. In addition, under the Nasdaq rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and need not comply with certain requirements, including the requirement that a majority of the board of directors consist of independent directors and the requirements that the company’s compensation and nominating and governance committees be composed entirely of independent directors. We are not currently taking advantage of these exemptions. However, for so long as we qualify as a “controlled company,” we maintain the option to rely on some or all of these exemptions. If we rely on these exemptions, we may not have a majority of independent directors and our compensation and nominating and governance committees may not consist entirely of independent directors. Accordingly, in the event we elect to rely on these exemptions in the future, our stockholders would not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale, and might ultimately affect the market price of our Common Stock.

We may redeem a warrant holder’s unexpired warrants prior to their exercise at a time that may be disadvantageous to such warrant holder, thereby making its warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like for certain issuances of public shares and equity-linked securities for capital raising purposes in connection with the closing of its initial business combination) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. We may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force a warrant holder to: (i) exercise its warrants and pay the exercise price at a time when it may be disadvantageous for such warrant holder to do so; (ii) sell its warrants at the then-current market price when a warrant holder might otherwise wish to hold its warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of a warrant holder’s warrants.

The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants.

A warrant holder may only be able to exercise its public warrants on a “cashless basis” under certain circumstances, and if a warrant holder does so, such warrant holder will receive fewer shares of Common Stock from such exercise than if a warrant holder were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Common Stock issuable upon exercise of the warrants is not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Common Stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering all of the warrants for that number of Common Stock equal to the quotient obtained by dividing (x) the product of the number of Common Stock underlying the warrants, multiplied by the excess of the “fair market value” of the Common Stock (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of the warrants. As a result, you would receive fewer shares of Common Stock from such exercise than if you were to exercise such warrants for cash.

Our public warrants may never be in the money and they may expire worthless.

The exercise price for the outstanding public warrants is $11.50 per share. Such warrants may never be in the money prior to their expiration, and as such, the warrants may expire worthless.

We likely were a passive foreign investment company prior to the Business Combination.

We likely were a passive foreign investment company (“PFIC”) prior to the Business Combination, which may have subjected U.S. holders of our former Class A ordinary shares or warrants to adverse U.S. federal income tax consequences in connection with the Business Combination. Our PFIC status may depend upon whether we qualified for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty. Upon written request, we will endeavor to provide to a U.S. holder such information as the Internal Revenue Service may require, including a PFIC annual information statement, in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases.

It is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with the Business Combination.

The Inflation Reduction Act of 2022 imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The excise tax applies to stock repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares of stock repurchased at the time of the repurchase, subject to certain exceptions. For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. On April 9, 2024, the U.S. Department of the Treasury published proposed regulations on the excise tax. Although the regulations are not final, taxpayers may generally rely upon such proposed regulations until final regulations are issued. As an entity that was incorporated as a Cayman Islands exempted company, the 1% excise tax is generally not expected to apply to redemptions of our Class A ordinary shares (absent any final regulations and other additional guidance that may be issued in the future with retroactive effect). However, in connection with the Business Combination, we domesticated and continued as a Delaware corporation and, because our securities are trading on Nasdaq, it is possible that we will be subject to the excise tax with respect to subsequent redemptions, including redemptions in connection with the Business Combination, that are treated as repurchases for this purpose (other than, pursuant to recently published proposed regulations from the U.S. Department of the Treasury, redemptions in complete liquidation of the company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our stock redeemed, the extent such redemptions could be treated as dividends and not repurchases, the fair market value of shares of Common Stock issued to Tevogen Bio holders in connection with the Business Combination (as well as other Common Stock issued during the same taxable year) and the content of any final regulations and other additional guidance from the U.S. Department of the Treasury that may be issued and applicable to the redemptions. The excise tax is imposed on the repurchasing corporation itself, not the shareholders from which stock is repurchased.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Program

The security and availability of our information systems and the protection of the information we collect, create, process, and store are important to our business. We have implemented a cybersecurity program that is designed to support both the effectiveness of our systems and our preparedness for information security risks. This program includes a number of safeguards, such as: multi-factor authentication; monitoring internal and cloud-based systems for threats; email filters; cybersecurity awareness training; limitation on the use of third-party devices; conditional access rules; and regular evaluations of our cybersecurity program.

We use a risk-based approach with respect to our use and oversight of third-party service providers and vendors, tailoring processes according to the nature and sensitivity of the data accessed, processed, or stored by such third-party service provider. We use numerous means to assess cyber risks related to our third-party service providers, including for example use of a managed security service provider (“MSSP”) that monitors cybersecurity events for our cloud systems. We also seek to include appropriate security terms in our contracts where applicable as part of our oversight of third-party service providers.

Governance

Management Oversight

The controls and processes employed to assess, identify, and manage material risks from cybersecurity threats are implemented and overseen by our Chief Information Officer (“CIO”). Our CIO has more than 20 years of information technology experience, including seven years specializing in cybersecurity. Our CIO is responsible for assessing the impact of cybersecurity threats and incidents, assessing whether and to what extent they can be contained and mitigated, containing and mitigating them, remediating incidents, and performing post-incident analysis and program enhancements. In the event of a significant cybersecurity incident, our CIO would engage senior management to inform them of the incident and related threats and response. We would also likely engage a third-party incident response vendor to assist us in the event of a significant cybersecurity incident. Our Chief Executive Officer directly oversees our CIO and regularly receives information on cybersecurity risks from our CIO as they arise. Our CIO, in turn, is informed about risks from cybersecurity threats through dashboards, email alerts, reporting from the MSSP, and regular review of our systems and information technology environment.

Board Oversight

While the Board has overall responsibility for risk oversight, the Board delegated to the audit committee the responsibility for assisting the Board with oversight and monitoring of matters relating to our risk assessment, risk management, and risk mitigation policies and programs, including matters related to privacy, information technology, and cybersecurity, and for reviewing and discussing with management our risk exposures related to these matters. In its oversight role, the Board is expected to specifically consider risks that relate to our reputation and the general industry in which we operate, including with respect to privacy, information technology and cybersecurity, and threats to technology infrastructure.

Our CIO is expected to report to and brief the Board and the audit committee on cybersecurity matters, including key risks, the potential impact of those exposures on our business, financial results, operations, and reputation, as well as the programs and steps implemented by management to monitor and mitigate risks. The reporting cadence and structure continues to develop, including as following the Business Combination we are a newly public company with a newly established audit committee.

Cybersecurity Risks

Our cybersecurity risk management processes are integrated into our overall approach to risk management. Given the nature and size of our Company, we do not have a dedicated enterprise risk function, but our executives regularly consider and evaluate risks to our Company. As part of that risk management process, members of our executive team identify, assess, and evaluate risks impacting our operations, including those risks related to cybersecurity, and raise them for discussion with other executives, and where it is determined to be appropriate, issues are also raised to the Board for consideration.

As of the date of this Annual Report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected our business strategy, results of operations, or financial condition or are reasonably likely to have such a material effect. While we have implemented a cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement security measures adequate to prevent cybersecurity incidents or fully mitigate their impact. For additional information regarding risks relating to privacy and cybersecurity, see “Item 1A—Risk Factors”.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Warren, New Jersey, and consist of 6,708 square feet dedicated to corporate, operational, and pre-commercial activities under a lease that expires February 14, 2026. We also have two research and development facilities located in Philadelphia: our 3,620 square foot research and development center under a lease that expires June 30, 2025; and a shared facility with laboratory space dedicated to us that is focused on preclinical and pharmacodynamic activities.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we have been and may be involved in legal proceedings. There are no material pending legal proceedings to which we are party or to which any of our property is subject.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to February 15, 2024, our publicly traded units, common stock, and warrants were listed on Nasdaq under the symbols “LGSTU,” “LGST,” and “LGSTW,” respectively. Beginning February 15, 2024, our common stock and public warrants began trading on Nasdaq under the symbols “TVGN” and “TVGNW,” respectively. Our publicly traded units automatically separated into their component securities upon the closing of the Business Combination, and as a result, no longer trade as a separate security.

Holders

As of April 26, 2024, there were approximately 24 holders of record of our common stock and four holders of record of our warrants.

Common Stock Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any cash dividends will be within the discretion of our Board.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans, objectives, expectations, projections, and strategy for its business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set out in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by these forward-looking statements. See also the section titled “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.

Unless otherwise indicated or as the context requires, the historical financial information included or discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is that of Semper Paratus Acquisition Corporation prior to the Business Combination because the Business Combination was consummated after the period covered by the financial statements included in this Annual Report. In addition, accordingly, unless otherwise indicated or the context requires, historical references to the “Company,” “we,” “us,” and “our” in this section also generally refer to Semper Paratus Acquisition Corporation prior to the closing of the Business Combination.

Overview

We are a clinical-stage specialty immunotherapy company harnessing one of nature’s most powerful immunological weapons, CD8+ cytotoxic T lymphocytes (“CD8+ CTLs”), to develop off-the-shelf, precision T cell therapies for the treatment of infectious diseases, cancers, and neurological disorders with the aim of addressing the significant unmet needs of large patient populations. We believe that sustainability and commercial success in the forthcoming era of medicine will rely on ensuring patient accessibility through advanced science and innovative business models. We aspire to be the first biotechnology company offering commercially attractive, economically viable, and cost-effective personalized T cell therapies.

We believe our allogeneic, precision T cell technology platform, ExacTcell, represents a significant scientific breakthrough that has the potential to produce a new class of off the shelf – manufactured and stored for immediate use – drugs with diverse applications spanning virology, oncology, and neurology. ExacTcell is a set of processes and methodologies to develop, enrich, and expand single HLA restricted CTL therapies with proactively selected, precisely defined targets. HLA molecules are proteins that play an important role in the immune system’s ability to recognize “self” versus “foreign.” CTLs, also known as killer T cells, are white blood cells that are part of the immune system and destroy infected, malignant, or otherwise damaged cells. We are focused on using ExacTcell to develop allogeneic therapeutics, meaning therapeutics that are intended to be infused in patients other than the original donor. ExacTcell therapies are based on carefully selected, naturally occurring CTLs that recognize targets of interest from the body’s native T cell receptor pool, unlike genetically engineered T cell therapies. Our confidence in ExacTcell is reflected in our development pipeline, which has been carefully tailored to address the unmet needs of large patient populations grappling with life-threatening viral diseases, both viral and non-viral induced cancers, and neurological disorders such as multiple sclerosis.

The first clinical product of ExacTcell, TVGN 489, is being developed to fill a critical gap in COVID-19 therapeutics for the immunocompromised and the high-risk elderly, with potential applications in both treatment and prevention of Long COVID. TVGN 489 consists of CTLs active against multiple precise, well defined, and well characterized targets across the SARS-CoV-2 genome. We hope to launch a pivotal trial of TVGN 489 in COVID-19 patients with B cell malignancies in as soon as late 2024, with studies of other highly vulnerable populations thereafter. TVGN 489 is also in preclinical development for treatment and prevention of Long COVID.

To date, we have not generated any revenue. As a result, we have never been profitable and have incurred net losses since the commencement of our operations. We do not expect to generate product revenue unless and until we obtain marketing approval for and successfully commercialize TVGN 489 or another product candidate, and we cannot assure you that we will ever generate significant revenue or profits. We expect to incur significant expenses related to expanding our research and development capability, building our manufacturing infrastructure including through acquisition, and our commercialization organization, including reimbursement, marketing, managed market, distribution functions, and training, and deploying a specialty medical science liaison team.

Semper Paratus Acquisition Corporation

We were incorporated as a Cayman Islands exempted company on April 21, 2021. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses (an “Initial Business Combination”).

On November 8, 2021, we consummated the initial public offering (the “IPO”) of 30,000,000 units (“Units”) with respect to the ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $300,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 1,360,000 private placement units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to our sponsor, Semper Paratus Sponsor LLC (the “Original Sponsor”) and underwriter Cantor Fitzgerald & Co. (“Cantor”), generating gross proceeds of $13,600,000. Simultaneously with the closing of the IPO, we consummated the closing of the sale of 4,500,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its overallotment option (“Overallotment Units”), generating additional gross proceeds of $45,000,000, and the private placement of an additional 90,000 Private Placement Units to the Original Sponsor, generating gross proceeds of $900,000. Following the closing of the IPO, $351,900,000 from the net proceeds of the sale of the Units in the IPO and the Private Placement Units was placed in a trust account (the “Trust Account”) for investment in U.S. government securities with a maturity of 180 days or less or in any open-ended investment company that holds itself as a money market fund until the earlier of the completion of an Initial Business Combination and the distribution of the Trust Account.

On May 4, 2023, we entered into a purchase agreement (the “Purchase Agreement”) with the Sponsor and the Original Sponsor, pursuant to which the Sponsor purchased from the Original Sponsor (x) 7,988,889 Class A ordinary shares and (y) 1,000,000 Private Placement Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant that is exercisable for one Class A ordinary share, free and clear of all liens and encumbrances (other than those contained in the Letter Agreement, dated November 3, 2021, that we entered into with our officers, directors and the Original Sponsor, and the Underwriting Agreement, dated November 3, 2021, that we entered into with Cantor as representative of the several underwriters (the “Underwriting Agreement”)), for an aggregate purchase price of $1.00 (the “Purchase Price”) payable at the time of the Initial Business Combination. The transactions contemplated by the Purchase Agreement closed June 7, 2023, and the Original Sponsor transferred the Private Placement Units and the Class A ordinary shares to the Sponsor.

Prior to the Business Combination (defined below), our management had broad discretion with respect to the specific application of the net proceeds of its IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds were intended to be applied generally toward consummating a business combination.

Charter Amendments and Share Redemptions

On February 3, 2023, our shareholders approved an amendment (the “First Extension Charter Amendment”) to our Amended and Restated Memorandum and Articles of Association to extend the date by which we were required to consummate an Initial Business Combination from February 8, 2023, to December 15, 2023. Under Cayman Islands law, the First Extension Charter Amendment took effect upon approval by the shareholders. In connection with the meeting, shareholders holding approximately 32,116,947 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $333 million (approximately $10.38 per Public Share) was removed from the Trust Account to pay such holders.

On December 14, 2023, our shareholders approved an amendment (the “Second Extension Charter Amendment”) to our Amended and Restated Memorandum and Articles of Association to extend the date by which we were required to consummate an Initial Business Combination to September 15, 2024. Under Cayman Islands law, the Second Extension Charter Amendment took effect upon approval by the shareholders. In connection with the meeting, shareholders holding approximately 880,873 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $9.71 million (approximately $11.03 per Public Share) was removed from the Trust Account to pay such holders. Approximately $16.7 million remained in the Trust Account as of December 31, 2023, and we had 1,502,180 public shares outstanding as of December 31, 2023.

On January 31, 2024, our shareholders approved the proposals relating to the entry into and consummation of the Merger Agreement. In connection with the Meeting, shareholders holding 1,432,457 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $16.0 million (approximately $11.14 per Public Share) was removed from the Trust Account to pay such holders. Following these redemptions, approximately $0.8 million remained in the Trust Account.

Business Combination

On the Closing Date, pursuant to the Merger Agreement, Merger Sub merged with and into Tevogen Bio, with Tevogen Bio being the surviving company and our wholly owned subsidiary (the “Merger,” and together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). Prior to the effective time of the Merger (the “Effective Time”), pursuant to the Merger Agreement, we changed our jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”). In connection with the Domestication, we changed our name to “Tevogen Bio Holdings Inc.” Also in connection with the Domestication, our governing documents were amended and restated.

At the Effective Time, in accordance with the terms and subject to the conditions of the Merger Agreement, each share of common stock of Tevogen Bio issued and outstanding immediately prior to the Effective Time was converted into the right to receive the number of shares of duly authorized, validly issued, fully paid, and nonassessable shares of our common stock, par value $0.0001 per share (the “Common Stock”), equal to the quotient obtained by dividing (x) the quotient obtained by dividing (i) $1,200,000,000 by (ii) ten dollars ($10.00) by (y) the aggregate number of shares of the common stock of Tevogen Bio that were issued and outstanding immediately prior to the Effective Time (the “Exchange Ratio”).

Results of Operations

As of December 31, 2023, we had not commenced any operations. All activity through December 31, 2023, relates to our formation, the IPO, the search for an Initial Business Combination, and the consummation of the Business Combination with Tevogen Bio. We did not generate any operating revenues prior to the completion of the Business Combination. We generated non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account.

For the year ended December 31, 2023, we had a net loss of $67,325, which consisted of unrealized gain on investment held in the Trust Account of $2,734,426, offset by general and administrative expenses of $2,273,970, change in the fair value of warrants of $21,750, interest expense of $256,031, and impairment of amounts due from related party of $250,000.

For the year ended December 31, 2022, we had a net income of $4,408,361, which consisted of unrealized gain on investment held in the Trust Account of $4,948,194 and change in the fair value of warrants of $413,250, offset by general and administrative expenses of $953,083.

Liquidity and Capital Resources

For the year ended December 31, 2023, net cash used in operating activities was $1,376,351, net loss of $67,325 was impacted by the unrealized gain on investments held in the Trust Account of $2,734,426, offset by non-cash interest expense of $256,031, the change in the fair value of warrants of $21,750 and changes in operating assets and liabilities of $1,147,619.

For the year ended December 31, 2022, net cash used in operating activities was $215,395, net income of $4,408,361 was impacted by the unrealized gain on investments held in the Trust Account of $4,948,194, a change in the fair value of warrants of $413,250 and changes in operating assets and liabilities of $737,688.

As of December 31, 2023, we had $8,835 in cash and $16,681,497 remained in the Trust Account. See “Overview – Charter Amendments and Share Redemptions” above for a discussion of withdrawals from the Trust Account in connection with redemptions in 2023.

Our primary sources of funds to meet our near-term liquidity and capital requirements include cash on hand, including the funding the funding we have received from the sale of our Series A Preferred Stock, and the funding we expect to receive from the sale of our Series A-1 Preferred Stock. On February 14, 2024, we entered into a securities purchase agreement with an investor pursuant to which an investor agreed to purchase shares of our Series A Preferred Stock for an aggregate purchase price of $8.0 million. On March 27, 2024, we entered into an agreement pursuant to which that amount was reduced to $2.0 million and the investor agreed to purchase shares of our Series A-1 Preferred Stock for an aggregate purchase price of $6.0 million. As of the date of this Annual Report, we have received only $1.2 million of the $6.0 million aggregate purchase price for the shares of Series A-1 Preferred Stock. Even if we receive all of such proceeds, we will still need additional capital to fully implement our business, operating, and development plans.

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we conduct our planned clinical trials of TVGN 489 and other product candidates. Identifying potential product candidates and conducting pre-clinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our pre-clinical studies and clinical trials. In addition, if we obtain marketing approval for TVGN 489 in any indication or for any other product candidate we are developing or develop in the future, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding.

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of public and private equity offerings and debt financings, strategic alliances, collaborations, and marketing, distribution, or licensing arrangements. However, adequate additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions. See the risk factor in this Annual Report with the caption beginning “We will require substantial additional financing to pursue our business objectives ….”

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023 and 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2023 and 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Underwriting Agreement

Cantor was entitled to deferred underwriting commissions of $14,700,000 in the aggregate, consisting of $13,800,000 deferred underwriting commissions, and $900,000 cash underwriting discount agreed to be deferred until consummation of the Business Combination. The deferred fee was to become payable to the underwriter from the amounts held in the Trust Account solely in the event that we completed a Business Combination, subject to the terms of the Underwriting Agreement.

On June 28, 2023, we entered into a fee reduction agreement with Cantor (the “Fee Reduction Agreement”) pursuant to which Cantor agreed to forfeit $9,700,000 of the deferred underwriting fees payable, resulting in a remainder of $5,000,000 of deferred underwriting fees payable (the “Reduced Deferred Fee”) to Cantor that became payable upon the closing of the Business Combination. The Reduced Deferred Fee was payable to Cantor in the form of 500,000 shares of our common stock. The Fee Reduction Agreement only applied to the consummation of the Transaction with Tevogen Bio and no other potential Business Combinations that we may contemplate or consummate.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, or (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). These exemptions will apply for a period of five years following the completion of our IPO or until we are otherwise no longer an emerging growth company, whichever is earlier.

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

Warrant Liabilities

We account for the Private Placement Warrants included in Private Placement Units and the redeemable warrants (the “Public Warrants”) that were included in units that we issued in our IPO (collectively, the “Warrants”) in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), under which the Private Placement Warrants do not meet the criteria for equity classification and must be recorded as liabilities. As the Private Placement Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Placement Warrants are measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statements of operations in the period of change.

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares that were subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares featured certain redemption rights that are considered to have been outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of our balance sheets. We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Bureau (“FASB”) issued Accounting Standards Update 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

In December 2023, FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. We are evaluating the impact of ASU 2023-09 on disclosures in our Financial Statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 16 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated, as of the end of the period covered by this Annual Report, the effectiveness of Semper Paratus’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Semper Paratus’s disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments and internal controls over collectability over amounts due from related parties. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Semper Paratus’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Semper Paratus’s internal control over financial reporting includes those policies and procedures that:

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control — Integrated Framework (2013).” Based on this assessment, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2023, due to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments and internal controls over collectability over amounts due from related parties.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

For a discussion of Tevogen Bio’s internal controls, see the information provided in Item 1A under the risk factor captioned “If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common stock may decline.”

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Management

The following table sets forth, as of April 26, 2024, the name, age, and position of each our executive officers and directors.

Name	Age	Position
Executive Officers
Dr. Ryan Saadi	59	Chief Executive Officer, Chairperson and Director Nominee
Kirti Desai	67	Chief Financial Officer
Dr. Neal Flomenberg	70	Chief Scientific Officer and Global R&D Lead
Sadiq Khan	62	Chief Commercial Officer
Non-Employee Directors
Surendra Ajjarapu	53	Director Nominee
Jeffrey Feike	73	Director Nominee
Dr. Keow Lin Goh	52	Director Nominee
Dr. Curtis Patton	88	Director Nominee
Susan Podlogar	60	Director Nominee
Victor Sordillo	71	Director Nominee

Executive Officers

Dr. Ryan Saadi, 59, has served as our Chief Executive Officer and Chairperson since February 14, 2024 and served as Chief Executive Officer and Chairperson of Tevogen Bio beginning in June 2020. Dr. Saadi has been a member of the Leadership Council of the Yale School of Public Health since 2021. Prior to founding Tevogen Bio, Dr. Saadi was the Global Vice President of Evidence, Market Access, and Strategic Pricing for CSL Behring, a biopharmaceutical company that manufactures plasma-derived and recombination therapeutic products, from September 2018 to October 2019. Before CSL Behring, Dr. Saadi served as Global Head, Market Access and Policy, Oncology for Janssen from 2012 to September 2018 and Worldwide Vice President, Health Policy, Reimbursement, Strategic Pricing and Market Access for Johnson & Johnson’s Cordis business from 2008 to 2012. Earlier, Dr. Saadi was Global Vice President, Health Outcomes & Pricing for Genzyme and Global Head, Health Outcomes and Market Access for Sanofi-Aventis’ oncology, bone and arthritis product portfolio. From 2010 through 2019, Dr. Saadi has also served as a Voting Member of the CMS Medicare Evidence Development & Coverage Advisory Committee, which provides independent guidance and expert advice to CMS on clinical topics. We believe Dr. Saadi is qualified to serve on our Board based on his extensive business leadership experience as well as his experience and track record as a problem solver in the healthcare and life sciences industries.

Kirti Desai, 67, has served as our Chief Financial Officer since February 14, 2024 and served as Chief Financial Officer of Tevogen Bio beginning in June 2020. Mr. Desai previously served as President of Star Accounting Services Inc., an accounting firm providing accounting and tax services to businesses and individuals, from January 2005 to December 2021. Mr. Desai is a certified public accountant. Mr. Desai also serves as the Treasurer of Shrimad Rajchandra Mission Dharampur (USA) Inc., a community outreach and development nonprofit.

Dr. Neal Flomenberg, 70, has served as our Chief Scientific Officer and Global R&D Lead since February 14, 2024 and served as Chief Scientific Officer and Global R&D Lead of Tevogen Bio beginning in July 2022. Prior to joining Tevogen Bio, Dr. Flomenberg served as professor and Chair of the Department of Medical Oncology at Sidney Kimmel Medical College of Thomas Jefferson University from 2008 to July 2022 and Deputy Director of Thomas Jefferson University’s Sidney Kimmel Cancer Center from 2015 to July 2022. Prior to those positions, Dr. Flomenberg held a number of leadership roles in the academia, hospital, and research settings. Dr. Flomenberg’s career has focused on blood cancers, particularly those requiring bone marrow or peripheral blood stem cell transplants, and he has authored over 175 peer reviewed publications. At Jefferson, Dr. Flomenberg also maintained an active medical practice and was continually listed in Philadelphia Magazine’s “Top Doctors in Philadelphia” for more than 15 years prior to joining Tevogen Bio.

Sadiq Khan, 62, has served as our Chief Commercial Officer since February 14, 2024 and served as Chief Commercial Officer of Tevogen Bio beginning in April 2022. Previously, Mr. Khan held several roles at the New Jersey Institute of Technology (“NJIT”), a public research university, and its subsidiaries from 2014 to March 2022. Most recently, Mr. Khan served as Senior Director and then Executive Director of Operations & Business Planning at BioCentriq, a for-profit cell and gene therapy contract development and manufacturing organization owned by New Jersey Innovation Institute (“NJII”), which was itself a non-profit subsidiary of NJIT, from September 2018 to March 2022. While at BioCentriq, Mr. Khan was part of the leadership team that prepared BioCentriq for its spin-off from NJII. Mr. Khan held several roles at NJII from 2014 to February 2020, including Director of Business Development, Biopharma Innovation beginning in 2018, where he worked to facilitate academic, government, and industry collaboration in the biopharmaceutical field. From 2008 to March 2018, Mr. Khan also acted as Founder and Chief Strategist for Pharmique Health LLC, where he advised corporations on strategic commercial planning and other matters. Previously, Mr. Khan co-founded Tegelix Therapeutics, a now-defunct pharmaceutical company, and held various regional and global commercialization and alliance management roles at Hoechst Marion Roussel, Aventis, and then Sanofi-Aventis.

Non-Employee Directors

Surendra Ajjarapu, 53, has served on our Board since February 14, 2024 and served as a director and Chief Executive Officer and Chairman of Semper Paratus beginning in June 2023. In addition to his involvement with Semper Paratus, Mr. Ajjarapu has served as Chief Executive Officer and Chairman of Integrated Wellness Acquisition Corp. (NYSE: WEL), a special purpose acquisition company, since February 2024, PowerUp Acquisition Corp. (Nasdaq: PWUP), a special purpose acquisition company, since August 2023, OceanTech Acquisitions I Corp. (Nasdaq: OTEC), a special purpose acquisition company, since March 2023, and Kernel Group Holdings, Inc. (Nasdaq: KRNL), a special purpose acquisition company, since December 2022. Mr. Ajjarapu currently serves Trxade Health, Inc. (Nasdaq: MEDS), a health services information technology company, as Chairman of the Board, Chief Executive Officer and Secretary and has served in these roles since its acquisition of Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”) on January 8, 2014, and as the Chairman of the Board, Chief Executive Officer and Secretary of Trxade Nevada since its inception in 2013. Mr. Ajjarapu is also currently serving as a director of Ocean Biomedical Inc. (Nasdaq: OCEA) (f.k.a. Aesther Healthcare Acquisition Corp.), a biopharmaceutical company. Mr. Ajjarapu has also served on the Board of Directors of Kano Energy, Inc which is involved in developing renewable natural gas sites in the United States, since 2018 and as Chairman of the Board of Directors of Feeder Creek Group, Inc., a company involved in developing renewable natural gas sites in Iowa, since 2018. Mr. Ajjarapu was also a Founder, CEO and Chairman of Sansur Renewable Energy, Inc., a company involved in developing wind power sites in the Midwestern United States, from 2009 to 2012. We believe Mr. Ajjarapu is qualified to serve on our Board based on his extensive public company experience.

Jeffrey Feike, 74, has served on our Board since February 14, 2024 and served on the board of directors of Tevogen Bio beginning in August 2022. Mr. Feike served as the Hospital President of Covenant Health’s Fort Loudoun Medical Center from September 2004 to June 2022. Throughout his career, Mr. Feike has overseen the development of hospitals, outpatient clinics, and emergency medical services (“EMS”) systems. Mr. Feike represents East Tennessee on the state EMS Board’s Clinical Issues Committee and serves on the board of Regional Medical Communications Center for East Tennessee. We believe Mr. Feike is qualified to serve on our Board based on his dedication to public health and healthcare industry experience.

Dr. Keow Lin Goh, 52, has served on our Board since February 14, 2024 and served on the board of directors of Tevogen Bio beginning in August 2022. Dr. Goh is a Partner at Tapestry Networks, a company that brings together leaders in different sectors in order to facilitate economic, social, and organizational change. Dr. Goh has served as a Partner at Tapestry Networks since 2009 and focuses on global healthcare policy with the goal of improving patient outcomes. Previously, Dr. Goh was a Senior Project Leader at Boston Consulting Group from 2003 through 2009, where she worked with senior biotech and pharmaceutical executives in product development, research and development restructuring, organizational and operational change initiatives, post-merger acquisition synergies, and regulatory issues. We believe Dr. Goh is qualified to serve on our Board based on her experience in the healthcare sector.

Dr. Curtis Patton, 88, has served on our Board since February 14, 2024 and served on the board of directors of Tevogen Bio beginning in July 2020. Dr. Patton is Professor Emeritus at Yale School of Public Health, where he worked for 36 years. Dr. Patton served in a variety of administrative capacities during his time at Yale, including as Division Head, Epidemiology of Microbial Diseases and Acting Head of Global Health. While at Yale, Dr. Patton also served as the Director of International Medical Studies and was the Chair of the Committee on International Health. We believe Mr. Patton is qualified to serve on our Board based on his work on and experience with public health issues.

Susan Podlogar, 60, has served on our Board since February 14, 2024 and served on the board of directors of Tevogen Bio beginning in August 2022. Ms. Podlogar is the Chief Human Resources Officer and Executive Vice President of MetLife, Inc (“MetLife”). Ms. Podlogar joined MetLife in 2017 and oversees its global human resources strategies and practices. At MetLife, Ms. Podlogar has established a “Workforce of the Future Development Fund” to prepare employees for future work needs and backed MetLife’s signing of the Catalyst CEO Champions for Change Pledge, which is a commitment to advance diversity, inclusion, and gender equality in the workplace. Ms. Podlogar also serves on the board of directors of MetLife Foundation, a philanthropic organization focused on advancing inclusive economic mobility in underserved and underrepresented communities. Prior to her time at MetLife, Ms. Podlogar held a series of Human Resources roles at Johnson & Johnson from 2003 to June 2017, including Global Vice President of Human Resources and member of the Human Resources Executive Committee. We believe Ms. Podlogar is qualified to serve on our Board based on her extensive human resources and healthcare industry experience.

Victor Sordillo, 71, has served on our Board since February 14, 2024 and served on the board of directors of Tevogen Bio beginning in July 2023. Mr. Sordillo has served as Managing Director of Risk Advisory Services at Verita CSG, Inc. (“Verita”), a provider of holistic insurance and risk management solutions for commercial line clients, since March 2024. Before joining Verita, Mr. Sordillo served as the Executive Vice President, Director of Risk Control Services of Sompo International, a global specialty provider of property and casualty insurance and reinsurance from January 2017 to March 2024, and as Senior Vice President – Risk Solutions of QBE North America (“QBE”) from May 2016 to April 2017. Prior to QBE, Mr. Sordillo served as the Global Technical Services Manager at Chubb NA from January 2000 through May 2016. Mr. Sordillo is a registered professional civil and fire protection engineer and Certified Safety Professional. Mr. Sordillo served as the mayor of Warren, New Jersey for more than 22 years. We believe Mr. Sordillo is qualified to serve on our Board based on his extensive business and leadership experience.

Corporate Governance

We have structured our corporate governance in a manner that we believe closely aligns our interests with those of our stockholders. We have independent director representation on our audit, compensation, and nominating and corporate governance committees and our independent directors will meet regularly in executive sessions without the presence of our corporate officers or non-independent directors.

Role of Board in Risk Oversight

Our Board has extensive involvement in the oversight of risk management related to our Company and its business and accomplishes this oversight through the regular reporting to the Board by the audit committee. The audit committee represents the Board by periodically reviewing our accounting, reporting, and financial practices, including the integrity of our financial statements, the surveillance of administrative and financial controls, and our compliance with legal and regulatory requirements. Through its regular meetings with management, including the finance, legal, internal audit, and information technology functions, the audit committee reviews and discusses all significant areas of our business and summarizes for the Board all areas of risk and the appropriate mitigating factors. In addition, the Board receives periodic detailed operating performance reviews from management.

Composition of the Board

Our business and affairs are managed under the direction of the Board. The Board is divided into three classes, designated as Class I, Class II, and Class III. Each class consists, as nearly as may be possible, of one third of the total number of directors constituting the whole Board. The term of the current Class I directors, Dr. Curtis Patton and Jeffrey Feike, expires at the first annual meeting of the stockholders following the Business Combination; the term of the current Class II directors, Surendra Ajjarapu, Victor Sordillo, and Dr. Keow Lin Goh, expires at the second annual meeting of the stockholders following the Business Combination; and the term of the current Class III directors, Dr. Ryan Saadi and Susan Podlogar, expires at the third annual meeting of the stockholders following the Business Combination.

Controlled Company Status

We are a “controlled company” for purposes of the corporate governance rules of Nasdaq. Controlled companies under those rules are companies of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. Dr. Saadi owns more than 50% of our voting power. Accordingly, we are eligible for, but do not currently intend to rely on, certain exemptions from the corporate governance requirements of Nasdaq. Specifically, as a “controlled company,” we are not required to have (1) a majority of independent directors, (2) a nominating and corporate governance committee composed entirely of independent directors, or (3) a compensation committee composed entirely of independent directors. In the event we elect to rely on some or all of these exemptions in the future, stockholders would not have the same protections afforded to stockholders of companies that are subject to all of the applicable corporate governance rules of Nasdaq.

Board Committees

The standing committees of the Board consist of an audit committee, a compensation committee, and a nominating and corporate governance committee. The Board may, from time to time, establish other committees.

Our executive officers regularly report to the non-executive directors and the audit, the compensation, and the nominating and corporate governance committees to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls. We believe that the leadership structure of our Board provides appropriate risk oversight.

Audit Committee

The audit committee consists of Victor Sordillo, who serves as the chairperson, Jeffrey Feike, and Susan Podlogar. Each of the members of the audit committee satisfies the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and rules of Nasdaq.

Mr. Feike qualifies as an audit committee financial expert through his decades of experience overseeing chief financial officers and the preparation and analysis of financial statements as a hospital and hospital system chief executive officer.

The functions of the audit committee include, among other things:

●	evaluating the performance, independence and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

●	reviewing our financial reporting processes and disclosure controls;

●	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

●	reviewing the adequacy and effectiveness of our internal control policies and procedures, including the effectiveness of our internal audit function;

●	reviewing with the independent auditors the annual audit plan, including the scope of audit activities;

●	obtaining and reviewing at least annually a report by our independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality-control review;

●	reviewing and evaluating our independent auditor’s lead audit partner and the rotation of audit partners as required by law;

●	prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;

●	reviewing our annual and quarterly financial statements and reports, including the disclosures contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and discussing the statements and reports with our independent auditors and management;

●	reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy, and effectiveness of our financial controls and critical accounting policies;

●	reviewing with management and our auditors any earnings announcements and other public announcements regarding material developments;

●	establishing procedures for the receipt, retention and treatment of complaints we receive regarding accounting, internal accounting controls, auditing or other matters;

●	preparing the report that the SEC requires in our annual proxy statement;

●	reviewing and discussing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented; and

●	reviewing and evaluating the audit committee charter annually and recommending any proposed changes to the Board.

The composition and function of the audit committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations.

The Board adopted a written charter for the audit committee, which is available on our website.

Compensation Committee

The compensation committee consists of Susan Podlogar, who serves as the chairperson, and Dr. Keow Lin Goh. Each of the members of the compensation committee meets the requirements for independence under the under the applicable rules and regulations of the SEC and rules of Nasdaq.

The functions of the committee include, among other things:

●	reviewing and approving any corporate objectives that pertain to the determination of executive compensation;

●	reviewing and approving the compensation and other terms of employment of our executive officers;

●	reviewing and approving performance goals and objectives relevant to the compensation of our chief executive officer;

●	evaluating our chief executive officer’s performance in light of the foregoing goals and objectives and, either as a committee or together with the other independent directors, determining and approving our chief executive officer’s compensation level based on this evaluation;

●	making recommendations to the Board regarding non-chief executive officer compensation and the adoption or amendment of equity and cash incentive plans and approving amendments to such plans to the extent authorized by the Board;

●	reviewing and assessing the independence of compensation consultants, legal counsel and other advisors as required by Section 10C of the Exchange Act;

●	administering equity incentive plans, to the extent such authority is delegated by the Board;

●	reviewing with management our disclosures under the caption “Compensation Discussion and Analysis” in periodic reports or proxy statements to be filed with the SEC, to the extent such caption is included in any such report or proxy statement;

●	preparing an annual report on executive compensation that the SEC requires in our annual proxy statement; and

●	reviewing and evaluating the compensation committee charter annually and recommending any proposed changes to the Board.

The composition and function of the compensation committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations.

The Board adopted a written charter for the compensation committee, which is available on our website.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of Jeffrey Feike, who serves as the chairperson, and Dr. Keow Lin Goh. Each of the members of the nominating and corporate governance committee meets the requirements for independence under the applicable rules and regulations of the SEC and rules of Nasdaq.

The functions of this committee include, among other things:

●	identifying, reviewing, and making recommendations of candidates to serve on the Board;

●	evaluating the performance of the Board, committees of the Board, and individual directors and determining whether continued service on the Board is appropriate;

●	evaluating nominations by stockholders of candidates for election to the Board;

●	evaluating the current size, composition, and organization of the Board and its committees and making recommendations to the Board for approvals;

●	recommending to the Board any changes to our corporate governance policies and principles;

●	reviewing issues and developments related to corporate governance and identifying and bringing to the attention of the Board current and emerging corporate governance trends; and

●	reviewing periodically the nominating and corporate governance committee charter, structure and membership requirements and recommending any proposed changes to the Board.

The composition and function of the nominating and corporate governance committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC and Nasdaq rules and regulations.

The Board adopted a written charter for the nominating and corporate governance committee, which is available on our website.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, specified officers and persons who beneficially own more than 10% of a registered class of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Based solely on a review of Section 16(a) reports filed electronically with the SEC during or with respect to the fiscal year ended December 31, 2023, or written representations that no other reports were required, we believe that our Section 16(a) reporting persons complied with all applicable filing requirement during the fiscal year ended December 31, 2023, except that Surendra Ajjarapu, who served as the Chief Executive Officer and Chairman of Semper Paratus and who was a beneficial owner of more than 10% of the outstanding shares of the Class A ordinary shares of Semper Paratus, filed one late report with respect to one transaction.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our directors, officers and employees, including those officers responsible for financial reporting. A current copy of the code of business conduct and ethics is available under the Governance Documents section of our website. We intend to disclose future amendments to the code or any waivers of its requirements on our website at https://ir.tevogen.com/governance/governance-documents/default.aspx.

Stockholder Nominations for Directors

Prior to the Business Combination, holders of Semper Paratus public shares did not have the right to recommend director candidates for nomination to the Board. Following the Business Combination, our nominating and corporate governance committee is responsible for evaluating individuals recommended for nomination by stockholders for election to the Board and recommending appropriate action for the Board in accordance with our Corporate Governance Guidelines and applicable law.

ITEM 11. EXECUTIVE COMPENSATION

Executive and Director Compensation of Semper Paratus

The Sponsor, Original Sponsor, executive officers and directors, and their respective affiliates were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on business combinations. Our audit committee reviewed on a quarterly basis all payments that were made by us to our Sponsor, the Original Sponsor, our executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination were made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we did not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, we paid no compensation of any kind, including finder’s and consulting fees, to the Sponsor, the Original Sponsor, our executive officers and directors, or any of their respective affiliates prior to completion of the Business Combination.

Executive and Director Compensation of Tevogen

Overview

The following tables and accompanying narrative set forth information about the 2023 and 2022 compensation provided to our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer) who were serving as executive officers as of December 31, 2023. These executive officers consist of Dr. Ryan Saadi, our Chief Executive Officer, Kirti Desai, our Chief Financial Officer, and Dr. Neal Flomenberg, our Chief Scientific Officer and Global R&D Lead, and are referred to in this section as our “named executive officers” or “NEOs.”

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation practices. Actual compensation practices in the future may differ materially from the forward-looking statements included in this discussion.

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was awarded to, earned by, or paid to our named executive officers for the last two completed fiscal years.

Name and Principal Position	Year	Salary ($)	Stock Awards(1) ($)	All Other Compensation ($)	Total ($)
Ryan Saadi, M.D., M.P.H. Chief Executive Officer	2023	501,000	0	0	501,000
	2022	453,375	0	470	453,845
Kirti Desai Chief Financial Officer	2023	300,000	0	0	300,000
	2022	225,000	0	0	225,000
Neal Flomenberg, M.D. Chief Scientific Officer and Global R&D Lead	2023	350,000	2,576,000	0	2,926,000
	2022	175,000	13,600,000	0	13,775,000

(1)	The amount in this column reflects the full grant-date fair value of RSUs during 2023 computed in accordance with Accounting Standards Codification 718, Compensation – Stock Compensation, excluding estimates of forfeitures related to service-based vesting conditions, and assuming satisfaction of the liquidity event condition contained in such awards (the “Liquidity Event Condition”). The amount reported reflects the accounting cost for the RSU awards and does not correspond to the actual value that may be recognized by Dr. Flomenberg in connection with the applicable award.

Narrative Disclosure to Summary Compensation Table

Base Salary

The named executive officers receive base salaries to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. The annual base salaries for Dr. Saadi, Mr. Desai, and Dr. Flomenberg for 2023 were $501,000, $300,000, and $350,000, respectively.

Equity Compensation

Prior to the consummation of the Business Combination, from time to time, we granted equity awards under the Tevogen Bio Inc 2020 Equity Incentive Plan (the “2020 Plan”) as incentives to attract, retain, and motivate our named executive officers. In July 2023, we granted Dr. Flomenberg an equity award of 100,000 RSUs. The vesting of Dr. Flomenberg’s award requires the satisfaction of both a service-based condition and the Liquidity Event Condition. The service-based condition was satisfied with respect to 50% of the RSUs upon grant and is satisfied with respect to 25% of the RSUs on each of the first two anniversaries of the award. The Liquidity Event Condition was satisfied upon the consummation of the Business Combination.

In connection with the consummation of the Business Combination, we adopted the Tevogen Bio Holdings Inc. 2024 Omnibus Incentive Plan (the “2024 Plan”) and no longer grant awards pursuant to the 2020 Plan. Each RSU award granted under the 2020 Plan that was outstanding and unvested as of the Closing Date was automatically canceled and converted into an award under the 2024 Plan with respect to the Common Stock. Such converted awards remain subject to the same terms and conditions as set forth under the applicable award agreement prior to the consummation of the Business Combination. For a description of the features of the 2024 Plan, see “—Equity Incentive Plan” below.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by our named executive officers that were outstanding as of December 31, 2023. The awards listed in this table were granted under the 2020 Plan, which is summarized above under “—Narrative Disclosure to Summary Compensation Table—Equity Compensation.” Our named executive officers did not hold any outstanding stock options as of December 31, 2023.

Stock Awards
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ryan Saadi, M.D., M.P.H	—		—
Kirti Desai	—		—
Neal Flomenberg, M.D.	5,332,902	(1)	$34,177,000	(2)

(1)	Reflects an award of 1,000,000 RSUs of Tevogen Bio granted on July 1, 2022 (the “Initial Flomenberg Award”), 75% of which vested upon the consummation of the Business Combination, and an award of 100,000 RSUs of Tevogen Bio granted on July 14, 2023 (the “Additional Flomenberg Award”), all of which remain unvested, adjusted to reflect the Exchange Ratio and expressed in shares of Common Stock. The vesting of each award requires the satisfaction of both a service-based condition and the Liquidity Event Condition. The Liquidity Event Condition was satisfied with respect to both awards by the consummation of the Business Combination. The RSUs begin to vest to the extent both conditions have been satisfied on the first date upon which both conditions have been satisfied. The service-based condition was satisfied with respect to 75% of the RSUs of the Initial Flomenberg Award as of July 1, 2023, and will be satisfied with respect to the remaining 25% on July 1, 2024. The Additional Flomenberg Award will vest with respect to 25% of the RSUs on each anniversary of July 14, 2023.

(2)	Reflects a fair market value per share of Tevogen Bio’s common stock of $34.77 based on Tevogen Bio’s most recent estimated fair value of its common stock as of December 31, 2023.

Director Compensation

In the year ended December 31, 2023, we did not pay any fees to, or make any equity or non-equity awards to, or pay any other compensation to the non-employee members of our Board for their services as directors, except that we granted Mr. Sordillo 19,000 RSUs of Tevogen Bio on January 5, 2023.

Name	Stock Awards ($)		Total ($)
Victor Sordillo	253,460	(1)(2)	253,460
All other non-employee directors	—		—

(1)	As of December 31, 2023, Mr. Sordillo held RSUs for a total of 96,962 shares of Common Stock, adjusted to reflect the Exchange Ratio. Except for these RSUs and RSUs for 193,924 shares of Common Stock held by Susan Podlogar, also as adjusted to reflect the Exchange Ratio, there were no outstanding stock awards or option awards held by our non-employee directors as of December 31, 2023.

(2)	Reflects a grant date fair value per share of Tevogen Bio common stock of $13.34 on the date of the grant.

Equity Incentive Plan

As described in more detail below, certain notable features of the 2024 Plan include:

●	granting of options and stock appreciation rights only at a per share exercise price at least equal to the fair market value of a share of our Common Stock on the grant date;

●	granting of options with a ten-year maximum term;

●	awards are subject to potential clawback, forfeiture, repayment or other similar action pursuant to any clawback policy adopted by us or an affiliate or applicable law;

●	no liberal share recycling;

●	no payment of dividends or dividend equivalent rights on options or stock appreciation rights, and no current payment of dividends or dividend equivalent rights on unvested performance-based awards; and

●	no repricing of options or stock appreciation rights without prior stockholder approval.

Summary of the Material Terms of the 2024 Plan

Purpose and Eligibility

The purpose of the 2024 Plan is (i) to provide eligible persons with an incentive to contribute to our success and to operate and manage our business in a manner that will provide for our long-term growth and profitability and that will benefit our stockholders and other important stakeholders, including our employees and customers, and (ii) to provide a means of recruiting, rewarding, and retaining key personnel.

Equity awards may be granted under the 2024 Plan to officers, directors, including non-employee directors, other employees, advisors, consultants or other service providers of the Company or our subsidiaries or other affiliates, and to any other individuals who are approved by the Committee (as defined below) as eligible to participate in the 2024 Plan. Only our employees or employees of our corporate subsidiaries are eligible to receive incentive stock options.

Administration, Amendment and Termination

The 2024 Plan generally is administered by a committee composed of not fewer than two directors designated by the Board, each of whom must be a “non-employee director” and satisfy the composition requirements under the listing rules of Nasdaq (the “Committee”).

Except where the authority to act on such matters is specifically reserved to the Board under the 2024 Plan or applicable law, the Committee has full power and authority to interpret and construe all provisions of the 2024 Plan, any award, and any award agreement, and take all actions and to make all determinations required or provided for under the 2024 Plan, any award, and any award agreement, including the authority to:

●	designate grantees of awards;

●	determine the type or types of awards to be made to a grantee;

●	determine the number of shares of our Common Stock subject to an award or to which an award relates;

●	establish the terms and conditions of each award;

●	prescribe the form of each award agreement;

●	subject to limitations in the 2024 Plan (including the prohibition on repricing of options or share appreciation rights without stockholder approval), amend, modify, or supplement the terms of any outstanding award; and

●	make substitute awards.

The Board also is authorized to appoint one or more committees of the Board consisting of one or more directors who need not meet the independence requirements above for certain limited purposes permitted by the 2024 Plan, and to the extent permitted by applicable law, the Committee will be authorized to delegate authority to our Chief Executive Officer and/or any other officers for certain limited purposes permitted by the 2024 Plan. The Board will retain the authority under the 2024 Plan to exercise any or all of the powers and authorities related to the administration and implementation of the 2024 Plan.

The Board may amend, suspend, or terminate the 2024 Plan at any time; provided that with respect to awards that are granted under the 2024 Plan, no amendment, suspension or termination may materially impair the rights of the award holder without such holder’s consent. No such action may amend the 2024 Plan without the approval of stockholders if the amendment is required to be submitted for stockholder approval by the Board, the terms of the 2024 Plan, or applicable law.

Awards

Awards under the 2024 Plan may be made in the form of:

●	stock options, which may be either incentive stock options or nonqualified stock options;

●	stock appreciation rights or “SARs”;

●	restricted stock;

●	restricted stock units;

●	deferred stock units;

●	unrestricted stock;

●	dividend equivalent rights;

●	performance awards, including performance shares;

●	other equity-based awards; or

●	cash.

An incentive stock option is an option that meets the requirements of Section 422 of the Code, and a nonqualified stock option is an option that does not meet those requirements. A SAR is a right to receive upon exercise, in the form of stock, cash or a combination of stock and cash, the excess of the fair market value of one share of Common Stock on the exercise date over the exercise price of the SAR. Restricted stock is an award of Common Stock subject to restrictions over restricted periods that subject the shares of Common Stock to a substantial risk of forfeiture, as defined in Section 83 of the Code. A restricted stock unit or deferred stock unit is an award that represents a conditional right to receive shares of Common Stock in the future and that may be made subject to the same types of restrictions and risk of forfeiture as restricted stock. Unrestricted shares are shares of Common Stock free of restrictions other than those imposed under federal or state securities law. Dividend equivalent rights are awards entitling the grantee to receive cash, shares of Common Stock, other awards under the 2024 Plan or other property equal in value to dividends or other periodic payments paid or made with respect to a specified number of shares of Common Stock. Performance awards are awards made subject to the achievement of one or more performance goals over a performance period established by the Committee. Other equity-based awards are awards representing a right or other interest that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to stock, other than an option, SAR, restricted stock, restricted stock unit, unrestricted stock, dividend equivalent right, or a performance award.

The 2024 Plan provides that each award will be evidenced by an award agreement, which may specify terms and conditions of the award that differ from the terms and conditions that would otherwise apply under the 2024 Plan in the absence of the different terms and conditions in the award agreement. In the event of any inconsistency between the 2024 Plan and an award agreement, the provisions of the 2024 Plan will control.

Awards under the 2024 Plan may be granted alone or in addition to, in tandem with, or in substitution or exchange for any other award under the 2024 Plan, other awards under another compensatory plan of the Company or any of our affiliates (or any business entity that has been a party to a transaction with us or any of our affiliates), or other rights to payment from us or any of our affiliates. Awards granted in addition to or in tandem with other awards may be granted either at the same time or at different times.

The Committee may permit or require the deferral of any payment pursuant to any award into a deferred compensation arrangement, which may include provisions for the payment or crediting of interest or dividend equivalent rights, in accordance with rules and procedures established by the Committee. Awards under the 2024 Plan generally will be granted for no consideration other than past services by the grantee of the award or, if provided for in the award agreement or in a separate agreement, the grantee’s promise to perform future services to us or one of our subsidiaries or other affiliates.

Forfeiture; Clawback

We may reserve the right in an award agreement to cause a forfeiture of the gain realized by a grantee with respect to an award on account of actions taken by, or failed to be taken by, such grantee in violation or breach of, or in conflict with, any employment agreement, non-competition agreement, agreement prohibiting solicitation of our employees or clients or employees or clients of any affiliate, confidentiality obligations with respect to us or any affiliate, or otherwise in competition with us or any affiliate, to the extent specified in such award agreement. If the grantee is an employee and is terminated for “Cause” (as defined in the 2024 Plan), the Committee may annul the grantee’s award as of the date of the grantee’s termination.

In addition, any award granted pursuant to the 2024 Plan will be subject to mandatory repayment by the grantee to us to the extent (i) set forth in the 2024 Plan or in an award agreement, or (ii) the grantee is or becomes subject to any clawback policy or compensation recovery policy or such other similar policy of us or an affiliate, or any applicable laws which impose mandatory recoupment.

Shares Subject to the 2024 Plan

Subject to adjustment as described below, the maximum number of shares of Common Stock reserved for issuance under the 2024 Plan is equal to the sum of (a) 40,000,000 shares of Common Stock plus (b) an annual increase as of the first business day of each calendar year, for a period of not more than ten (10) years and starting with the 2025 calendar year, in an amount equal to the lesser of (i) a number of shares of Common Stock equal to 5.0% of the total number of shares of Common Stock outstanding as of the last day of the immediately preceding calendar year, or (ii) such lesser number of shares of Common Stock as determined by the Committee. The maximum number of shares of Common Stock available for issuance pursuant to incentive stock options granted under the 2024 Plan is the same as the total number of shares of Common Stock reserved for issuance under the 2024 Plan. Shares of Common Stock issued under the 2024 Plan may be authorized and unissued shares of Common Stock, or treasury shares of Common Stock, or a combination of the foregoing.

Any shares of Common Stock covered by an award, or portion of an award, granted under the 2024 Plan that are not purchased or forfeited or canceled, or expire or otherwise terminate without the issuance of shares of Common Stock or are settled in cash in lieu of shares of Common Stock, will again be available for issuance under the 2024 Plan.

Shares of Common Stock subject to an award granted under the 2024 Plan are counted against the maximum number of shares of Common Stock reserved for issuance under the 2024 Plan as one share for every one share subject to such an award. In addition, at least the target number of shares of Common Stock issuable under a performance award is counted against the maximum number of shares of Common Stock reserved for issuance under the 2024 Plan as of the grant date, but such number is adjusted to equal the actual number of shares of Common Stock issued upon settlement of the performance award to the extent different from such number initially counted against the share reserve.

The number of shares of Common Stock available for issuance under the 2024 Plan is not increased by the number of shares of Common Stock: (i) tendered or withheld or subject to an award surrendered in connection with the purchase of shares of Common Stock upon exercise of an option; (ii) that were not issued upon the net settlement or net exercise of a stock-settled SAR; (iii) deducted or delivered from payment of an award in connection with our tax withholding obligations; or (iv) purchased by us with proceeds from option exercises.

Options

The 2024 Plan authorizes the Committee to grant incentive stock options (under Section 422 of the Code) and options that do not qualify as incentive stock options. An option granted under the 2024 Plan is exercisable only to the extent that it is vested. Each option becomes vested and exercisable at such times and under such conditions as the Committee may approve consistent with the terms of the 2024 Plan. No option may be exercisable more than ten years after the option grant date, or five years after the option grant date in the case of an incentive stock option granted to a “ten percent stockholder” (as defined in the 2024 Plan); provided that, to the extent deemed necessary or appropriate by the Committee to reflect differences in local law, tax policy, or custom with respect to any option granted to a grantee who is a foreign national or is a natural person who is employed outside of the United States, such option may terminate, and all rights to purchase shares of Common Stock thereunder may cease, upon the expiration of a period longer than ten (10) years from the date of grant of such option as the Committee shall determine. The Committee may include in the option agreement provisions specifying the period during which an option may be exercised following termination of the grantee’s service. The exercise price of each option is determined by the Committee, provided that the per share exercise price will be equal to or greater than 100% of the fair market value of a share of Common Stock on the grant date (other than as permitted for substitute awards). If we were to grant incentive stock options to any ten percent stockholder, the per share exercise price would not be less than 110% of the fair market value of a share of Common Stock on the grant date.

Incentive stock options and nonqualified stock options are generally non-transferable, except for transfers by will or the laws of descent and distribution. The Committee may, in its discretion, determine that a nonqualified stock option may be transferred to family members by gift or other transfers deemed not to be for value.

Share Appreciation Rights

The 2024 Plan authorizes the Committee to grant SARs that provide the recipient with the right to receive, upon exercise of the SAR, cash, Common Stock, or a combination of the two. The amount that the recipient receives upon exercise of the SAR generally equals the excess of the fair market value of shares of Common Stock on the date of exercise over the fair market value of shares of Common Stock on the grant date. SARs become exercisable in accordance with terms determined by the Committee. SARs may be granted in tandem with an option grant or independently from an option grant. The term of a SAR cannot exceed ten (10) years from the date of grant. The per share exercise price of a SAR is no less than the fair market value of one share of Common Stock on the grant date of such SAR.

SARs are nontransferable, except for transfers by will or the laws of descent and distribution. The Committee may determine that all or part of a SAR may be transferred to certain family members of the grantee by gift or other transfers deemed not to be for value.

Fair Market Value

For so long as the Common Stock remains listed on Nasdaq, the fair market value of the Common Stock on an award’s grant date, or on any other date for which fair market value is required to be established under the 2024 Plan, is the closing price of the Common Stock as reported on Nasdaq on such date. If there is no such reported closing price on such date, the fair market value of the Common Stock will be the closing price of the Common Stock as reported on such market on the next preceding date on which any sale of Common Stock will have been reported.

If the Common Stock ceases to be listed on Nasdaq and is listed on another established national or regional stock exchange, or traded on another established securities market, fair market value will similarly be determined by reference to the closing price of the Common Stock on the applicable date as reported on such other stock exchange or established securities market.

If the Common Stock ceases to be listed on Nasdaq or another established national or regional stock exchange, or traded on another established securities market, the Committee will determine the fair market value of the Common Stock by the reasonable application of a reasonable valuation method in a manner consistent with Section 409A of the Code.

No Repricing

Except in connection with a corporate transaction involving us (including, without limitation, any stock dividend, distribution (whether in the form of cash, shares of common stock, other securities or other property), stock split, extraordinary dividend, recapitalization, change in control, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of shares of common stock or other securities or similar transaction), we may not, without obtaining stockholder approval, (a) amend the terms of outstanding options or SARs to reduce the exercise price of such outstanding options or SARs, (b) cancel outstanding options or SARs in exchange for, or in substitution of, options or SARs with an exercise price that is less than the exercise price of the original options or SARs, or (c) cancel outstanding options or SARs with an exercise price above the current price of Common Stock in exchange for cash or other securities, in each case, unless such action is (i) subject to and approved by our stockholders, or (ii) would not be deemed to be a repricing under the rules of any stock exchange or securities market on which the Common Stock is listed or publicly traded.

Restricted Stock, Restricted Stock Units, and Deferred Stock Units

The 2024 Plan authorizes the Committee to grant restricted stock, restricted stock units, and deferred stock units. Subject to the provisions of the 2024 Plan, the Committee determines the terms and conditions of each award of restricted stock, restricted stock units, and deferred stock units, including the restricted period for all or a portion of the award, the restrictions applicable to the award, and the purchase price, if any, for the shares of Common Stock subject to the award. The restrictions, if any, may lapse over a specified period of time or through the satisfaction of conditions, in installments or otherwise, as the Committee may determine. A grantee of restricted stock has all of the rights of a stockholder as to those shares of Common Stock, including, without limitation, the right to vote the shares of Common Stock and receive dividends or distributions on the shares of Common Stock, except to the extent limited by the Committee. The Committee may provide in an award agreement evidencing a grant of restricted stock that (a) cash dividend payments or distributions paid on restricted stock will be reinvested in shares of Common Stock, which may or may not be subject to the same vesting conditions and restrictions as applicable to such shares of restricted stock, or (b) any dividend payments or distributions declared or paid on shares of restricted stock will only be made or paid upon satisfaction of the vesting conditions and restrictions applicable to such shares of restricted stock. Dividend payments or distributions declared or paid on shares of restricted stock which vest or are earned based on the achievement of performance goals do not vest unless such performance goals for such shares of restricted stock are achieved, and if such performance goals are not achieved, the grantee of such shares of restricted stock promptly forfeits and, to the extent already paid or distributed, repay to us such dividend payments or distributions. Grantees of restricted stock units and deferred stock units have no voting or dividend rights or other rights associated with share ownership, although the Committee may award dividend equivalent rights on such units.

During the restricted period, if any, when restricted stock, restricted stock units, and deferred stock units are non-transferable or forfeitable, a grantee is prohibited from selling, transferring, assigning, pledging, exchanging, hypothecating, or otherwise encumbering or disposing of the grantees’ restricted stock, restricted stock units, and deferred stock units.

Unrestricted Stock

The 2024 Plan authorizes the Committee to grant unrestricted stock, free of any restrictions such as vesting requirements, in such amounts and upon such terms as the Committee may determine. Unrestricted stock awards may be granted or sold in respect of past services.

Dividend Equivalent Rights

The 2024 Plan authorizes the Committee to grant dividend equivalent rights. Dividend equivalent rights may be granted independently or in connection with the grant of any equity-based award, except that no dividend equivalent right may be granted in connection with, or related to an option or SAR. Dividend equivalent rights may be paid currently (with or without being subject to forfeiture or a repayment obligation) or may be deemed to be reinvested in additional shares of Common Stock or awards which may thereafter accrue additional dividend equivalent rights (with or without being subject to forfeiture or a repayment obligation) and may be payable in cash, shares of Common Stock, or a combination of the two. Dividend equivalent rights granted as a component of another award may (a) provide that such dividend equivalent right will be settled upon exercise, settlement, or payment of, or lase of restriction on, such other award and that such dividend equivalent will expire or be forfeited or annulled under the same conditions as such award or (b) contain terms and conditions which are different from the terms and conditions of such other award, provided that dividend equivalent rights credited pursuant to a dividend equivalent right granted as a component of another award which vests or is earned based on the achievement of performance goals will not vest unless such performance goals for such underlying award are achieved, and if such performance goals are not achieved, the grantee of such dividend equivalent right will promptly forfeit and, to the extent already paid or distributed, repay to us payments or distributions made in connection with such dividend equivalent rights.

Performance Awards

The 2024 Plan authorizes the Committee to grant performance awards. The Committee determines the applicable performance period, the performance goals, and such other conditions that apply to the performance award. Any performance measures may be used to measure the performance of the Company and its subsidiaries and other affiliates as a whole or any business unit of us, our subsidiaries, and/or our affiliates or any combination thereof, as the Committee may deem appropriate, or any performance measures as compared to the performance of a group of comparable companies, or published or special index that the Committee deems appropriate. Performance goals may relate to our financial performance or the financial performance of our operating units, the grantee’s performance, or such other criteria determined by the Committee. If the performance goals are met, performance awards will be paid in cash, shares of Common Stock, other awards, or a combination thereof.

Other Equity-Based Awards

The 2024 Plan authorizes the Committee to grant other types of stock-based awards under the 2024 Plan. The terms and conditions that apply to other equity-based awards are determined by the Committee.

Forms of Payment

The exercise price for any option or the purchase price (if any) for restricted stock, vested restricted stock units, and/or vested deferred stock units is generally payable (i) in cash or in cash equivalents acceptable to us, (ii) to the extent the award agreement provides, by the tender (or attestation of ownership) of shares of Common Stock having a fair market value on the date of tender (or attestation) equal to the exercise price or purchase price, (iii) to the extent permitted by law and to the extent permitted by the award agreement, through a broker-assisted cashless exercise, or (iv) to the extent the award agreement provides and/or unless otherwise specified in an award agreement, any other form permissible by applicable law, including net exercise or net settlement and service rendered to us or our affiliates.

Change in Capitalization

The Committee may adjust the terms of outstanding awards under the 2024 Plan to preserve the proportionate interests of the holders in such awards on account of any recapitalization, reclassification, share split, reverse share split, spin-off, combination of shares, exchange of shares, share dividend or other distribution payable in capital shares, or other increase or decrease in such shares effected without receipt of consideration by us. The adjustments will include proportionate adjustments to (i) the number and kind of shares subject to outstanding awards and (ii) the per share exercise price of outstanding options or SARs.

Transaction not Constituting a Change in Control

If we are the surviving entity in any reorganization, merger, or consolidation of us with one or more other entities which does not constitute a “change in control” (as defined in the 2024 Plan), any awards will be adjusted to pertain to and apply to the securities to which a holder of the number of shares of Common Stock subject to such award would have been entitled immediately after such transaction, with a corresponding proportionate adjustment to the per share price of options and SARs so that the aggregate price per share of each option or SAR thereafter is the same as the aggregate price per share of each option or SAR subject to the option or SAR immediately prior to such transaction. Further, in the event of any such transaction, performance awards (and the related performance measures if deemed appropriate by the Committee) will be adjusted to apply to the securities that a holder of the number of Common Stock subject to such performance awards would have been entitled to receive following such transaction.

Effect of a Change in Control in which Awards are not Assumed

Except as otherwise provided in the applicable award agreement, in another agreement with the grantee, or as otherwise set forth in writing, upon the occurrence of a change in control in which outstanding awards are not being assumed or continued, the following provisions will apply to such awards, to the extent not assumed or continued:

●	Immediately prior to the occurrence of such change in control, in each case with the exception of performance awards, all outstanding shares of restricted stock and all restricted stock units, deferred stock units, and dividend equivalent rights will be deemed to have vested, and all shares of Common Stock and/or cash subject to such awards will be delivered; and either or both of the following two actions will be taken:

○	At least fifteen (15) days prior to the scheduled consummation of such change in control, all options and SARs outstanding will become immediately exercisable and will remain exercisable for a period of fifteen (15) days. Any exercise of an option or SAR during this fifteen (15) day period will be conditioned on the consummation of the applicable change in control and will be effective only immediately before the consummation thereof, and upon consummation of such change in control, the 2024 Plan and all outstanding but unexercised options and SARs will terminate, with or without consideration as determined by the Committee in its sole discretion; and/or

○	The Committee may elect, in its sole discretion, to cancel any outstanding awards of options, SARs, restricted stock, restricted stock units, deferred stock units, and/or dividend equivalent rights and pay or deliver, or cause to be paid or delivered, to the holder thereof an amount in cash or capital stock having a value (as determined by the Committee acting in good faith), in the case of restricted stock, restricted stock units, deferred stock units, and dividend equivalent rights (for shares of Common Stock subject thereto), equal to the formula or fixed price per share paid to holders of shares of Common Stock pursuant to such change in control and, in the case of options or SARs, equal to the product of the number of shares of Common Stock such subject to such options or SARs multiplied by the amount, if any, which (i) the formula or fixed price per share paid to holders of shares of Common Stock pursuant to such change in control exceeds (ii) the option price or SAR price applicable to such options or SARs.

●	For performance awards, if less than half of the performance period has lapsed, such awards will be treated as though the target performance thereunder has been achieved. If at least half of the performance period has lapsed, such performance awards will be earned, as of immediately prior to but contingent on the occurrence of such change in control, based on the greater of (i) deemed achievement of target performance or (ii) determination of actual performance as of a date reasonably proximate to the date of consummation of the change in control as determined by the Committee, in its sole discretion.

●	Other Equity-Based Awards will be governed by the terms of the applicable award agreement.

Effect of a Change in Control in which Awards are Assumed

Except as otherwise provided in the applicable award agreement, in another agreement with the grantee, or as otherwise set forth in writing, upon the occurrence of a change in control in which outstanding awards are being assumed or continued, the following provisions will apply to such awards, to the extent not assumed or continued: The 2024 Plan and the options, SARs, restricted stock, restricted stock units, deferred stock units, dividend equivalent rights, and other equity-based equity awards granted under the 2024 Plan will continue in the manner and under the terms so provided in the event of any change in control to the extent that provision is made in writing in connection with such change in control for the assumption or continuation of such awards, or for the substitution for such awards of new options, SARs, restricted stock, restricted stock units, deferred stock units, dividend equivalent rights, and other equity-based awards relating to the capital stock of a successor entity, or a parent or subsidiary thereof, with appropriate adjustment as to the number of shares of Common Stock and exercise price of options and SARs.

In general, a “change in control” means:

○	a transaction or series of related transactions whereby a person or group (with certain exceptions) becomes the beneficial owner of 50% or more of the total voting power of our voting stock on a fully diluted basis;

○	individuals who, as of the Effective Date, constitute the Board (together with any new directors whose election was approved by at least a majority of the members of the Board then in office), cease to constitute a majority of the members of the Board then in office;

○	a merger or consolidation involving us, other than any such transaction in which the holders of our voting stock immediately prior to the transaction own directly or indirectly at least a majority of the voting power of the surviving entity immediately after the transaction;

○	a sale of substantially all of our assets to another person or entity; or

○	the consummation of a plan or proposal for the dissolution or liquidation of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

As of December 31, 2023, we did not have any securities authorized for issuance under equity compensation plans. In connection with the Business Combination, our stockholders approved the Tevogen Bio Holdings Inc. 2024 Omnibus Incentive Plan.

Beneficial Ownership of Securities

The following table sets forth information regarding the beneficial ownership of Common Stock as of March 27, 2024 by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock;

●	each of our named executive officers and directors; and

●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if they possess sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or the vesting of restricted stock units (“RSUs”), within 60 days of April 26, 2024. Shares subject to warrants that are currently exercisable or exercisable within 60 days of March 27, 2024 or subject to RSUs that vest within 60 days of April 26, 2024 are considered outstanding and beneficially owned by the person holding such warrants or RSUs for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

The beneficial ownership of the Common Stock is based on 164,614,418 shares issued and outstanding as of April 26, 2024.

Name and Address of Beneficial Owner	Number of Shares of Tevogen Common Stock		%
5% Holders
SSVK Associates, LLC	9,488,889	(1)	5.7%
Manmohan Patel, MD	10,374,489	(2)	6.2%
Tevogen Directors and Named Executive Officers(3)
Dr. Ryan Saadi	118,443,976	(4)	71.9%
Kirti Desai	9,696,186		5.9%
Dr. Neal Flomenberg	3,636,070	(5)	2.2%
Surendra Ajjarapu(1)	9,662,889	(1)	5.9%
Jeffrey Feike	581,771	(5)	*
Dr. Keow Lin Goh	193,923		*
Dr. Curtis Patton	969,618		*
Susan Podlogar	193,923	(5)	*
Victor Sordillo	42,622	(6)	*
All Tevogen directors and executive officers as a group (10 individuals)	144,216,595	(7)	85.3%

* Less than 1%

(1)	Securities held by SSVK Associates, LLC (“SSVK”) include 500,000 shares underlying currently exercisable warrants. Shares held by Mr. Ajjarapu also include 174,000 shares held by a trust. Mr. Ajjarapu is the managing member of SSVK and may be deemed to have beneficial ownership of the ordinary shares held directly by SSVK and the trust. Mr. Ajjarapu disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The business address of SSVK, the trust, and Mr. Ajjarapu is c/o SSVK Associates, LLC, 767 Third Avenue, 38th Floor, New York, NY 10017.
(2)	Includes 646,412 RSUs that have vested but remain subject to settlement, 1,100,000 shares issuable upon conversion of Preferred Stock that is held by The Patel Family, LLP or that The Patel Family, LLP has the right to acquire within 60 days of April 26, 2024. Dr. Patel may be deemed to beneficially own the shares of stock issuable upon conversion of the Preferred Stock as well as 7,972,487 and 655,590 shares of Common Stock held by HMP Partners, LLC (“HMP Partners”) and The Patel Family, LLP, respectively. The address of HMP Partners is 5 Jennie Court, Cedar Grove, New Jersey 07009, and the address of Dr. Patel is c/o HMP Partners at its address. The address of The Patel Family, LLP is 66 Macculloch Ave, Morristown, New Jersey 07960. Dr. Patel is the managing member of HMP Partners and the spouse of the managing member of The Patel Family, LLP.
(3)	Except as otherwise provided, the address of each of these individuals is c/o Tevogen Bio Inc, 15 Independence Boulevard, Suite 410, Warren, New Jersey 07059.
(4)	Includes 193,923 shares of Common Stock underlying RSUs held by Dr. Saadi’s wife that have vested but remain subject to settlement.
(5)	Represents shares of Common Stock underlying RSUs that have vested but remain subject to settlement.
(6)	Includes 42,016 shares of Common Stock underlying RSUs that have vested but remain subject to settlement and 606 shares issuable upon the vesting of RSUs within 60 days of April 26, 2024.
(7)	Includes 4,065,935 shares of Common Stock underlying RSUs that have vested but remain subject to settlement, 606 shares issuable upon the vesting of RSUs within 60 days of April 26, 2024, 500,000 shares underlying currently exercisable warrants, and 500,000 shares issuable upon conversion of Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions — Semper Paratus

Founder Shares

Our Original Sponsor paid $25,000 to cover certain offering costs of Semper Paratus in consideration for 8,625,000 Class B ordinary shares (the “founder shares”) which were issued on April 22, 2021. In August 2021, Semper Paratus effectuated a dividend of approximately 0.3628 shares for each outstanding Class B ordinary share resulting in an aggregate of 11,754,150 Class B ordinary shares outstanding. On October 1, 2021, Semper Paratus effectuated a dividend of approximately 0.0195 shares for each outstanding Class B ordinary share resulting in an aggregate of 11,983,333 Class B Founder shares outstanding (up to 1,530,000 of which were subject to forfeiture if the underwriters’ over-allotment option was not exercised in full). The Original Sponsor had agreed to forfeit up to 1,530,000 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters. Since the underwriters’ exercised the over-allotment option in full, no founder shares were subject to forfeiture.

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

On January 30, 2023, the Original Sponsor, holding all of the founder shares, elected to convert its founder shares into Class A ordinary shares of Semper Paratus on a one-for-one basis (the “Conversion”). As a result, 11,983,333 of Semper Paratus’ Class B ordinary shares were cancelled and 11,983,333 Class A ordinary shares were issued to the Original Sponsor. The Original Sponsor agreed that all of the terms and conditions applicable to the founder shares set forth in the Letter Agreement would continue to apply to the Class A ordinary shares that the founder shares converted into, including the voting agreement, transfer restrictions and waiver of any right, title, interest or claim of any kind to the Trust Account or any monies or other assets held therein.

On May 4, 2023, we entered into the Purchase Agreement with the Sponsor and the Original Sponsor, pursuant to which the Sponsor purchased from the Original Sponsor (x) 7,988,889 Class A ordinary shares and (y) 1,000,000 private placement units, each consisting of one Class A ordinary share and one-half of one redeemable warrant that was exercisable for one Class A ordinary share, free and clear of all liens and encumbrances (other than those contained in the Letter Agreement), for an aggregate purchase price of $1.00 (the “Purchase Price”) payable at the time of the initial Business Combination. On June 7, 2023, we transferred 7,988,889 Class A ordinary shares to the Sponsor, pursuant to the Purchase Agreement. We estimated the aggregate fair values of the 7,988,889 Class A non-redeemable ordinary shares, the 1,000,000 private placement shares, and the 500,000 public warrants transferred to be $3,515,111, $440,000, and $20,000, respectively or $0.44 per share and $0.04 per warrant.

Subscription Agreement Loans

On May 3, 2023, we entered into a Subscription Agreement with the Original Sponsor and Polar Multi-Strategy Master Fund (the “Investor”) pursuant to which the Investor agreed to make a cash contribution of $151,000 to the Original Sponsor (the “Initial Capital Contribution”) on or prior to May 3, 2023, which was in turn loaned to us to cover working capital expenses. In consideration for the Initial Capital Contribution, we issued 151,000 shares of Common Stock to the Investor at the closing of the Business Combination, and we agreed to repay the cash contribution.

On June 20, 2023, we entered into a second subscription agreement (the “Second Subscription Agreement”) with the Sponsor and the Investor pursuant to which the Investor agreed to lend to the Sponsor, which would in turn be lent to us, an aggregate of $1,500,000 (the “Additional Capital Commitment”) to cover working capital expenses (the “Second SPAC Loan”). In consideration for the Additional Capital Commitment, we agreed to issue one share of Common Stock for each dollar of the Additional Capital Commitment funded by the Investor and to repay the cash contribution.

Private Placement Units

Simultaneously with the closing of the initial public offering, the Original Sponsor and Cantor purchased an aggregate of 1,450,000 private placement units at a price of $10.00 per private placement unit in a private placement, generating gross proceeds of $14.5 million. 1,300,000 of the private placement units were sold to the Original Sponsor and 150,000 private placement units were sold to Cantor. No underwriting discounts or commissions were paid with respect to sale of the private placement units. The proceeds from the private placement units were added to the proceeds from the initial public offering held in the Trust Account.

In connection with the closing of the Business Combination, each issued and outstanding private placement unit was cancelled and entitled the holder thereof to one share of Common Stock and one-half of one public warrant, with a whole public warrant representing the right to acquire one share of Common Stock at an exercise price of $11.50 per share on the terms and conditions set forth in the Semper Paratus warrant agreement.

Registration Rights Agreement

On November 3, 2021, Semper Paratus entered into a Registration and Shareholder Rights Agreement (the “registration rights agreement”), pursuant to which the Original Sponsor, Cantor and their permitted transferees, if any, are entitled to certain registration rights with respect to the private placement units, the securities issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares. At the closing of the Business Combination, we entered into the A&R Registration Rights Agreement (as defined below), which superseded the registration rights agreement. For additional information, see “— Certain Relationships and Related Person Transactions — Tevogen — Amended and Restated Registration Rights Agreement.”

Assignment and Assumption Agreement

In connection with the consummation of the Business Combination, Semper Paratus entered into an agreement as of February 14, 2024 with the Sponsor, pursuant to which Semper Paratus assigned to the Sponsor and the Sponsor agreed to assume certain liabilities and obligations, including liabilities and obligations that would become liabilities and obligations of the Company as a result of the Business Combination, in the aggregate initial amount of approximately $4.2 million, which amount was later reduced to approximately $3.6 million, in consideration for the issuance of Series B Preferred Stock of the Company.

The Series B Preferred Stock is non-voting, non-convertible, callable by us at any time, and pays a 3.25% quarterly dividend beginning 35 days after issuance. Any dividend will be paid by us on behalf of the Sponsor to the creditors to which the assumed liabilities and obligations are owed, pro rata in accordance with those liabilities and obligations. The dividend rate increases by 0.25% each month that the Series B Preferred Stock remains outstanding after the first 30 days after its issuance, but in no event will increase to more than 7.5% per quarter.

The Sponsor is the beneficial owner of more than 5% of our common stock, and Suren Ajjarapu, managing member of the Sponsor, is a member of our Board.

Conversion Agreements

On February 14, 2024, Semper Paratus entered into agreements with the Sponsor and Mr. Ajjarapu pursuant to which (i) the Sponsor agreed to convert $1.5 million in principal amount of loans that it made to Semper Paratus (the “Sponsor Conversion”) and (ii) Mr. Ajjarapu agreed to convert $240,000 in principal amount of loans that he made to the Sponsor, which funds had then been passed along to Semper Paratus, into shares of Semper Paratus common stock at a conversion price of $10 per share of Semper Paratus common stock, following which the loans were terminated and deemed to be of no further force or effect.

Certain Relationships and Related Person Transactions — Tevogen

Family Relationships

Judy Akhtar, wife of our Chairman and Chief Executive Officer, Ryan Saadi, is party to a consulting agreement with Tevogen Bio pursuant to which she received a compensatory grant of restricted stock units in January 2023 with an aggregate grant date fair value of $533,600 for advisory services provided to Tevogen Bio.

Mehtaphoric Consulting Inc. (“Mehtaphoric”), a company controlled by Puja Mehta, daughter of our Chief Financial Officer, Kirti Desai, is party to a consulting agreement with Tevogen Bio pursuant to which Mehtaphoric received compensatory grants of restricted stock units in 2021 and 2023 with an aggregate grant date fair value of $267,400 for information technology services provided to Tevogen Bio.

Sordillo Equity Grant

In 2023, Tevogen Bio granted Victor Sordillo, who is currently a member of the Board, restricted stock units for 19,000 shares of non-voting common stock with a grant date fair value of $253,460 in anticipation of Mr. Sordillo’s joining the Tevogen Bio board of directors.

Stockholder Agreement

Tevogen Bio was party to a Stockholder Agreement (the “Stockholder Agreement”) with certain of its stockholders, including Dr. Saadi, Mr. Desai, former Chief Operating Officer and director Kevin McGrath, and director Jeffrey Feike. The Stockholder Agreement provided for a drag-along right pursuant to which the stockholders party thereto agreed to vote their shares in favor of a merger or other transaction in which Tevogen Bio sold capital stock representing at least 80% of the outstanding voting power of Tevogen Bio or substantially all of the assets of Tevogen Bio, provided such transaction was approved by at least 50% of the holders of outstanding shares of Tevogen Bio Common Stock and the Tevogen Bio board of directors. Additionally, the stockholders party to the Stockholder Agreement granted Tevogen a right of first refusal with respect to any shares of Tevogen Bio Common Stock that the stockholders proposed to transfer to a third party.

Amended and Restated Registration Rights Agreement

On February 14, 2024, in connection with the consummation of the Business Combination, we entered into an Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”) with the Sponsor, the Original Sponsor, Dr. Saadi, Mr. Desai, Dr. Flomenberg (the “Company Holders”), the Sponsor Holders (as defined therein) (together the “Special Holders”), and Cantor Fitzgerald & Co. (“Cantor” and, together with the Special Holders, the “RRA Holders”). Pursuant to the A&R Registration Rights Agreement, we agreed to use commercially reasonable efforts to file a registration statement registering the resale of certain shares of Common Stock and warrants (the “Registrable Securities”). In addition, at any time (after the expiration of any lock-up period) and from time to time after the shelf registration statement has been declared effective, the Special Holders holding at least a majority in interest of Registrable Securities may request to sell all or any portion of their Registrable Securities in an underwritten offering that is registered pursuant to the shelf registration statement (each, an “Underwritten Shelf Takedown”); provided that such Underwritten Shelf Takedown meets certain requirements and that we shall not be obligated to effect more than one Underwritten Shelf Takedown during any twelve-month period.

Lock-Up Agreement

On February 14, 2024, in connection with the consummation of the Business Combination, we entered into the Lock-Up Agreement with the Sponsor and Dr. Saadi (together with the Sponsor, the “Locked-Up Parties”) with respect to certain of our securities held by the Locked-Up Parties immediately following the Closing Date (the “Lock-Up Securities”), pursuant to which each Locked-Up Party agreed subject to specified exceptions not to transfer any Lock-Up Securities until the earlier of (A) six months after the Closing Date and (B) subsequent to the Business Combination, (x) if the closing price of the Common Stock equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or (y) the date on which Tevogen completes a liquidation, merger, share exchange, or other similar transaction that results in all of its stockholders having the right to exchange their Common Stock for cash, securities, or other property.

Sponsor Advisory Services Fee

In June 2023, pursuant to the Merger Agreement, Tevogen Bio agreed that at the Effective Time, it would pay $2.0 million to the Sponsor for advisory services (the “Sponsor Advisory Services Fee”). Thereafter, in connection with the closing of the Business Combination and the Sponsor Conversion, the Sponsor Advisory Services Fee was reduced to $500,000. This amount was further reduced to $250,000 by reducing a repayment obligation of the Sponsor. That repayment obligation arose from a transaction in December 2023 when Semper Paratus transferred $250,000 to an affiliate of Mr. Ajjarapu.

Series A and Series A-1 Preferred Stock

On February 14, 2024, we entered into a securities purchase agreement with an investor pursuant to which the investor agreed to purchase shares of our Series A Preferred Stock for an aggregate purchase price of $8.0 million. On March 27, 2024, we entered into an agreement pursuant to which that amount was reduced to $2.0 million and the investor agreed to purchase shares of our Series A-1 Preferred Stock for an aggregate purchase price of $6.0 million.

The shares of Series A Preferred Stock are convertible into a total of 500,000 shares of Common Stock at the election of the holder and the Series A-1 Preferred Stock will be convertible into a total of 600,000 shares of Common Stock at the election of the holder. The Series A Preferred Stock is and the Series A-1 Preferred Stock will be subject to a call right providing us the right to call the stock if the volume weighted average price of the common stock for the 20 days prior to delivery of the call notice is greater than $5.00 per share and in each case there is an effective resale registration statement on file covering the underlying common stock. The Series A Preferred Stock is and the Series A-1 Preferred Stock will be non-voting, has or will have, as the case may be, no mandatory redemption, and carries or will carry an annual 5% cumulative dividend, increasing by 2% each year, in the case of the Series A-1 Preferred Stock in no event to more than 15% per year. We also agreed that so long as each of the Series A Preferred Stock and the Series A-1 Preferred Stock is outstanding, we will not, without the written consent of the holders of 50.1% of the Series A Preferred Stock and the Series A-1 Preferred Stock, amend, alter, or repeal any provision of our certificate of incorporation or bylaws in a manner adverse to such series of Preferred Stock. The investor in the Series A Preferred Stock and the Series A-1 Preferred Stock is an entity associated with Dr. Manmohan Patel, who is a beneficial owner of more than 5% of the Common Stock.

Related Person Transaction Policy

Effective February 14, 2024, the Board adopted a written related-person transactions policy that conforms with the requirements for issuers having securities listed on Nasdaq. Under the policy, the audit committee serves as the approval authority for related person transactions. Any transaction that we intend to undertake with a related person will be submitted to either our Chief Financial Officer, who serves as the compliance officer under the policy, the audit committee, or the full Board for review. If the compliance officer, the audit committee, or the Board becomes aware of a transaction with a related person that has not been previously approved or previously ratified under the policy that required such approval, the transaction will be submitted promptly to the approval authority for review.

Director Independence

Our Common Stock is listed on Nasdaq. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and the rules of Nasdaq. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the rules of Nasdaq.

In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act and under the rules of Nasdaq, a member of an audit committee of a listed company may not, other than in the member’s capacity as a member of the committee, the board of directors, or any other board committee: (a) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (b) be an affiliated person of the listed company or any of its subsidiaries.

To be considered independent for purposes of Rule 10C-1 under the Exchange Act and under the rules of Nasdaq, the board of directors must affirmatively determine that the member of the compensation committee is independent, including a consideration of all factors specifically relevant to determining whether the director has a relationship to the company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to:

(i)	the source of compensation of such director, including any consulting, advisory or other compensatory fee paid by the company to such director; and

(ii)	whether such director is affiliated with the company, a subsidiary of the company or an affiliate of a subsidiary of the company.

Our Board has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise the director’s ability to exercise independent judgment in carrying out the director’s responsibilities. Each of our directors, other than Dr. Saadi and Mr. Ajjarapu, has been determined to qualify as “independent” under the listing requirements and the rules of Nasdaq and the applicable rules under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K for the respective periods, our Registration Statement on Form S-4, and other required filings with the SEC for the years ended December 31, 2023, and December 31, 2022, totaled approximately $268,700 and $68,645.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2023, and December 31, 2022, we did not pay Marcum any audit-related fees.

Tax Fees. We have not paid Marcum for tax services, planning or advice for the years ended December 31, 2023, and December 31, 2022.

All Other Fees. We did not pay Marcum for any other services for the years ended December 31, 2023, and December 31, 2022.

Pre-Approval Policy

Our audit committee pre-approved all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit). Our audit committee has not adopted any blanket pre-approval policies and procedures. Instead, the Audit Committee will pre-approve the provision of all audit or non-audit services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this Annual Report:

(i)	The required financial statements are included in Item 8 of Part II of this Annual Report.

(ii)	Schedules are omitted because they are not required.

(iii)	See the Index to Exhibits included in this Annual Report and incorporated herein by reference.

(b)	See the Index to Exhibits included in this Annual Report and incorporated herein by reference.

(c)	None.

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit	Description
2.1†	Agreement and Plan of Merger, dated June 28, 2023, by and among the Company, Semper Merger Sub, Inc., SSVK Associates, LLC, Tevogen Bio Inc, and Ryan Saadi, in his capacity as seller representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 29, 2023 (File No. 001-41002))
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 14, 2024 (File No. 001-41002))
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on February 14, 2024 (File No. 001-41002))
3.3	Certificate of Designation of Series A Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 21, 2024 (File No. 001-41002))
3.4	Certificate of Designation of Series B Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on March 21, 2024 (File No. 001-41002))
3.5	Certificate of Designation of Series A-1 Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2024 (File No. 001-41002))
4.1	Warrant Agreement, dated November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 8, 2021 (File No. 001-41002))
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (Registration Statement No. 333-260113) filed with the SEC on October 7, 2021)
4.3*	Description of Securities
10.1	Service Agreement, dated as of April 15, 2022, between Tevogen Bio Inc and CIC Innovation Communities, LLC (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-274519) filed with the SEC on November 22, 2023)
10.2	Lease Agreement, dated as of June 9, 2022, between Tevogen Bio Inc and Wanamaker Office Lease, LP (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-274519) filed with the SEC on November 22, 2023)
10.3	Lease Agreement, dated as of February 14, 2022, between Tevogen Bio Inc and Mitsui Sumitomo Insurance Company of America (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-274519) filed with the SEC on November 22, 2023)
10.4	Letter Agreement, dated November 3, 2021, by and among the Company, its officers, its directors and Semper Paratus Sponsor LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 8, 2021 (File No. 001-41002))
10.5*	Amendment to Letter Agreement, dated February 13, 2024, by and among the Company, its officers, its directors, SVKK Associates, LLC, and Semper Paratus Sponsor LLC
10.6*	Amended and Restated Registration Rights Agreement, dated February 14, 2024, by and among the Company, SSVK Associates, LLC, Semper Paratus Sponsor LLC, Cantor Fitzgerald & Co., and the other signatories thereto
10.7*	Lock-Up Agreement, dated February 14, 2024, between the Company, SSVK Associates, LLC, Ryan Saadi, and the other signatories thereto
10.8*+	Non-Competition and Non-Solicitation Agreement, effective as of February 14, 2024, by and between the Company and Ryan Saadi
10.9+	Tevogen Bio Holdings Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on February 14, 2024 (File No. 001-41002))
10.10+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on February 14, 2024 (File No. 001-41002))
10.11+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on February 14, 2024 (File No. 001-41002))
10.12†	Assignment and Assumption Agreement, dated as of February 14, 2024, by and between the Company and SSVK Associates, LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K/A filed with the SEC on February 20, 2024 (File No. 001-41002))
10.13*	Amendment to Assignment and Assumption Agreement, dated as of March 15, 2024, by and between the Company and SSVK Associates, LLC
10.14*+	Restricted Stock Unit Agreement, dated as of February 14, 2024, by and between the Company and Ryan Saadi
10.15*	Securities Purchase Agreement, dated February 14, 2024, by and among the Company and The Patel Family, LLP
10.16	Amended and Restated Securities Purchase Agreement, dated as of March 27, 2024, by and among Tevogen Bio Holdings Inc. and The Patel Family, LLP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2024 (File No. 001-41002))
31.1*	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Incentive Compensation Recovery Policy
EX-101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
+	Indicates management contract or compensatory plan.

SEMPER PARATUS ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Tevogen Bio Holdings Inc. (f/k/a Semper Paratus Acquisition Corporation)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Semper Paratus Acquisition Corporation (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. The Company entered into a definitive merger agreement with a business combination target on June 28, 2023; which was completed on February 14, 2024. As described in Note 1, the Company needs to raise additional funds to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum llp

We have served as the Company’s auditor since 2021.

Los Angeles, CA

April 26, 2024

PCAOB ID # 688

SEMPER PARATUS ACQUISITION CORPORATION
BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash	$8,835	$129,186
Due from related party	344,500	—
Prepaid expenses and other assets	2,501	145,170
Total current assets	355,836	274,356
Cash and marketable securities held in Trust Account	16,681,497	356,864,000
TOTAL ASSETS	$17,037,333	$357,138,356
LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,142,405	$210,454
Convertible note payable, net of discount	1,631,725	—
Due to affiliate	230,000	140,000
Total current liabilities	3,004,130	350,454
Derivative warrant liabilities	29,000	7,250
Deferred underwriting fee payable	14,700,000	14,700,000
Total liabilities	17,733,130	15,057,704
COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE ORDINARY SHARES
Class A ordinary shares subject to possible redemption, $0.0001 par value, 1,502,180 and 34,500,000 shares at redemption value of $11.10 and $10.34 per share as of December 31, 2023 and 2022, respectively	16,681,497	356,864,000
SHAREHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares; $0.0001 par value; 200,000,000 shares authorized; 13,433,333 and 1,450,000 shares issued and outstanding (excluding 1,502,180 and 34,500,000 shares subject to possible redemption) as of December 31, 2023 and December 31, 2022, respectively	1,343	145
Class B ordinary shares; $0.0001 par value; 20,000,000 shares authorized; 0 and 11,983,333 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	1,198
Accumulated deficit	(17,378,637)	(14,784,691)
Total shareholders’ deficit	(17,377,294)	(14,783,348)
TOTAL LIABILITIES, REDEEMABLE ORDINARY SHARES AND SHAREHOLDERS’ DEFICIT	$17,037,333	$357,138,356

The accompanying notes are an integral part of these financial statements.

SEMPER PARATUS ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022

General and administrative	$2,273,970	$953,083
Total operating expenses	(2,273,970)	(953,083)

Other income (expense):
Unrealized gain on investments held in Trust Account	2,734,426	4,948,194
Change in fair value of warrants	(21,750)	413,250
Impairment of amount due from related party	(250,000)	—
Interest expense	(256,031)	—
Total other income, net	2,206,645	5,361,444

Net (loss) income	$(67,325)	$4,408,361

Weighted average shares outstanding of Class A Ordinary shares	5,333,742	34,500,000
Basic and diluted net income (loss) per share, Class A (redeemable)	$0.00	$0.09

Weighted average shares outstanding of Class A Ordinary shares	12,317,077	1,450,000
Basic and diluted net income (loss) per share, Class A (non-redeemable)	$0.00	$0.09

Weighted average shares outstanding of Class B Ordinary shares	1,116,256	11,983,333
Basic and diluted income (loss) per share, Class B	$0.00	$0.09

The accompanying notes are an integral part of these financial statements.

SEMPER PARATUS ACQUISITION CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023

	Ordinary shares
	Class A (Non-redeemable)		Class B
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Deficit
Balance, December 31, 2022	1,450,000	$145	11,983,333	$1,198	$—	$(14,784,691)	$(14,783,348)
Conversion of Class B shares	11,983,333	1,198	(11,983,333)	(1,198)	—	—	—
Proceeds allocated to Class A shares issuable from the note payable	—	—	—	—	275,306	—	275,306
Accretion of carrying value to redemption value	—	—	—	—	(275,306)	(2,526,621)	(2,801,927)
Net loss	—	—	—	—	—	(67,325)	(67,325)
Balance, December 31, 2023	13,433,333	$1,343	—	$—	$—	$(17,378,637)	$(17,377,294)

FOR THE YEAR ENDED DECEMBER 31, 2022

	Ordinary shares
	Class A		Class B
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Deficit
Balance, December 31, 2021	1,450,000	$145	11,983,333	$1,198	—	$(14,229,052)	$(14,227,709)
Accretion of carrying value to redemption value	—	—	—	—	—	(4,964,000)	(4,964,000)
Net income	—	—	—	—	—	4,408,361	4,408,361
Balance, December 31, 2022	1,450,000	$145	11,983,333	$1,198	$—	$(14,784,691)	$(14,783,348)

The accompanying notes are an integral part of these financial statements.

SEMPER PARATUS ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Year Ended December 31,
	2023	2022

Cash Flows from Operating Activities:
Net (loss) income	$(67,325)	$4,408,361
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(2,734,426)	(4,948,194)
Non-cash interest expense	256,031	—
Impairment of amount due from related party	250,000
Change in fair value of warrants	21,750	(413,250)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	142,669	446,609
Due from related party	(267,000)	—
Due to affiliate	90,000	120,000
Accounts payable and accrued expenses	931,950	171,079
Net cash used in operating activities	(1,376,351)	(215,395)

Cash Flows from Investing Activities:
Extension amount deposited into Trust Account	(67,500)	—
Cash withdrawn from Trust Account in connection with redemption	342,984,430	—
Net cash provided by investing activities	342,916,930	—

Cash Flows from Financing Activities:
Proceeds from note payable	1,323,500	—
Redemption of ordinary shares	(342,984,430)	—
Net cash used in financing activities	(341,660,930)	—

Net Change in Cash	(120,351)	(215,395)
Cash – Beginning	129,186	344,581
Cash – Ending	$8,835	$129,186

Supplemental disclosure of noncash activities:
Change in value of Class A ordinary shares subject to redemption amount	$2,801,927	$4,964,000
Sale of Class B shares to Investor	$3,955,111	$—
Sale of warrants	$20,000	$—

The accompanying notes are an integral part of these financial statements.

TEVOGEN BIO HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

As of December 31, 2023, the Company had not commenced any operations. All activity through December 31, 2023, relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below, and the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on November 3, 2021. On November 8, 2021, the Company consummated the IPO of 30,000,000 units (“Units”) with respect to the ordinary shares included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $300,000,000, which is discussed in Note 3. The company has selected December 31 as its fiscal year end.

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

Offering costs for the IPO amounted to $21,266,594, consisting of $6,000,000 of paid underwriting fees, $14,700,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $566,594 of other costs. On June 28, 2023, the Company and Cantor entered into a fee reduction agreement (the “Fee Reduction Agreement”), pursuant to which Cantor agreed to forfeit $9,700,000 of the deferred underwriting fees payable, resulting in a remainder of $5,000,000 of deferred underwriting fees payable (the “Reduced Deferred Fee”) by the Company to Cantor upon the closing of the Transaction (as defined below) with Tevogen Bio Inc (“Tevogen Bio”), such fee payable to Cantor in the form of 500,000 shares of the common equity securities of the entity surviving the Transaction. The Fee Reduction Agreement only applies to the consummation of the Transaction with Tevogen Bio and no other potential Business Combinations that may be contemplated or consummated by the Company. In the event that the Company were not to complete the Transaction with Tevogen Bio, the Original Deferred fee would become due and payable by the Company to Cantor as originally set forth in the Underwriting Agreement, upon the consummation of a Business Combination.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. As of December 31, 2023, there is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

TEVOGEN BIO HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

TEVOGEN BIO HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

On February 3, 2023, the Company’s shareholders approved an amendment (the “First Extension Charter Amendment”) to the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company is required to consummate an Initial Business Combination from February 8, 2023 to December 15, 2023. Under Cayman Islands law, the First Extension Charter Amendment took effect upon approval by the shareholders. In connection with the meeting, shareholders holding approximately 32,116,947 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $333 million (approximately $10.38 per Public Share) was removed from the Trust Account to pay such holders.

On December 14, 2023, the Company’s shareholders approved an amendment (the “Second Extension Charter Amendment”) to the Amended and Restated Memorandum and Articles of Association to extend the date by which the Company is required to consummate an Initial Business Combination to September 15, 2024. Under Cayman Islands law, the Second Extension Charter Amendment took effect upon approval by the shareholders. In connection with the meeting, shareholders holding approximately 880,873 Public Shares exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $9.71 million (approximately $11.03 per Public Share) was removed from the Trust Account to pay such holders. Approximately $16.7 million remained in the Trust Account as of December 31, 2023 and the Company had 1,502,180 public shares outstanding as of December 31, 2023.

On May 4, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with SSVK Associates, LLC (the “Sponsor”) and the Original Sponsor, pursuant to which the Sponsor agreed to purchase from the Original Sponsor (x) 7,988,889 Class A ordinary shares and (y) 1,000,000 Private Placement Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant that is exercisable for one Class A ordinary share, free and clear of all liens and encumbrances (other than those contained in the Letter Agreement, dated November 3, 2021, by and among the Company, its officers, directors and the Original Sponsor, and the Underwriting Agreement, dated November 3, 2021, by and between the Company and Cantor, as representative of the several underwriters (the “Underwriting Agreement”)), for an aggregate purchase price of $1.00 (the “Purchase Price”) payable at the time of the initial Business Combination (see Note 5).

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

The Initial Shareholders have agreed not to propose an amendment to the Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination by September 15, 2024 (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. On December 18, 2023, the Company deposited $67,500 into the Trust Account in order to extend the date by which the Company has to complete the initial business combination by three months from December 14, 2023, to March 15, 2024.

TEVOGEN BIO HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.20 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Business Combination

On June 28, 2023, the Company entered into an Agreement and Plan of Merger by and among the Company, Semper Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), the Sponsor, in its capacity as purchaser representative, Tevogen Bio, and Ryan Saadi, in his capacity as seller representative (as may be amended and/or restated from time to time, the “Merger Agreement”), pursuant to which, among other things, the parties will affect the merger of Merger Sub with and into Tevogen Bio, with Tevogen Bio continuing as the surviving entity (the “Merger”), as a result of which all of the issued and outstanding capital stock of Tevogen Bio shall be exchanged for shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), of the Company (the “Share Exchange”) subject to the conditions set forth in the Merger Agreement, with Tevogen Bio surviving the Share Exchange as a wholly owned subsidiary of the Company (the Share Exchange and the other transactions contemplated by the Merger Agreement, together, the “Transaction”).

On September 14, 2023, the Company filed a registration statement on Form S-4 with the SEC relating to the Transaction with Tevogen, and on February 14, 2024, the Company consummated the Transaction. See Note 10 for more information.

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

Liquidity and Going Concern

As of December 31, 2023, the Company had $8,835 in its operating bank accounts, $16,681,497 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $2,648,294. As of December 31, 2023, approximately $2,734,000 of the amount on deposit in the Trust Account represented interest income.

Company management believes that cash on hand following consummation of the Transaction as well as $2,000,000 to the Company from a Series A Preferred Stock financing in February 2024 and $1,200,000 in connection with the Series A-1 Preferred Stock financing thereafter (see Note 10) is not sufficient to sustain planned operations for 12 months from the issuance date of these financial statements. As a result, the Company has concluded that substantial doubt exists about its ability to continue as a going concern for one year from the date that these financial statements are issued. The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Management is currently evaluating different strategies to obtain the additional funding for future operations for subsequent years. These strategies may include but are not limited to private placements of equity and/or debt, licensing and/or marketing arrangements, and public offerings of equity and/or debt securities. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all.

TEVOGEN BIO HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

Investments Held in Trust Account

At December 31, 2023, substantially all of the assets held in the Trust Account were held in a demand deposit cash account.

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

TEVOGEN BIO HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Offering Costs associated with the Initial Public Offering

Offering costs, including additional underwriting fees associated with the underwriters’ exercise of the over-allotment option, consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs, including those attributable to the underwriters’ exercise of the over-allotment option in full, amounted to $21,266,594 consisting of $6,000,000 of paid underwriting fees, $14,700,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $566,594 of other costs and was charged to shareholders’ equity upon the completion of the IPO. On June 28, 2023, the Company and Cantor entered into the Fee Reduction Agreement, pursuant to which Cantor agreed to the Reduced Deferred Fee in the form of 500,000 shares of the common equity securities of the entity surviving the Transaction. See Note 1 for more information on the Fee Reduction Agreement.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2023, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Related Party Transactions

The Company accounts for amounts due from related parties at historical cost and evaluates the collectability of these receivables for determination on if impairment should be recognized. In the same manner, the Company evaluated the $250,000 loan to Srirama Associates, LLC and determined that the amount was uncollectable and therefore recognized an impairment loss, see Note 5.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2023 and 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the year ended December 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, 1,502,180 and 34,500,000, respectively, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

TEVOGEN BIO HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary share to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary share are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2023 and 2022, the Class A ordinary share subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Class A ordinary share subject to possible redemption, January 1, 2022	$351,900,000
Plus:
Accretion of carrying value to redemption value	4,964,000
Class A ordinary share subject to possible redemption, December 31, 2022	356,864,000
Plus:
Accretion of carrying value to redemption value	2,801,927
Less:
Redemption of ordinary shares	(342,984,430)
Class A ordinary share subject to possible redemption, December 31, 2023	$16,681,497

Net Income (Loss) per Ordinary Share

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B Ordinary shares (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Public Warrants (see Note 3) and Private Placement Warrants (see Note 4) to purchase 17,975,000 ordinary shares at $11.50 per share were issued on November 8, 2021. At December 31, 2023 and 2022, no Public Warrants or Private Placement Warrants have been exercised. The 17,975,000 Class A ordinary shares underlying the Public Warrants and Private Placement Warrants were excluded from diluted earnings per share for the year ended December 31, 2023 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of share.

	For the year ended
	December 31, 2023			December 31, 2022
	Class A (Redeemable) Ordinary Shares	Class A (Non – Redeemable) Ordinary Shares	Class B Ordinary Shares	Class A (Redeemable) Ordinary Shares	Class A (Non – Redeemable) Ordinary Shares	Class B Ordinary Shares
Basic and diluted net (loss) income per share:
Numerator:
Allocation of net (loss) income	$(19,134)	$(44,186)	$(4,005)	$3,172,916	$133,355	$1,102,090

Denominator:
Weighted average shares outstanding	5,333,742	12,317,077	1,116,256	34,500,000	1,450,000	11,983,333

Basic and diluted net (loss) income per share	$0.00	$0.00	$0.00	$0.09	$0.09	$0.09

TEVOGEN BIO HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

TEVOGEN BIO HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Note 5 — Related Party Transactions

Founder Shares

Our Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 8,625,000 Founder Shares which were issued on April 22, 2021. In August 2021, the Company effectuated a dividend of approximately 0.3628 shares for each outstanding Class B ordinary share resulting in an aggregate of 11,754,150 Class B ordinary shares outstanding. On October 1, 2021, the Company effectuated a dividend of approximately 0.0195 shares for each outstanding Class B ordinary share resulting in an aggregate of 11,983,333 Class B Founder shares outstanding (up to 1,530,000 of which are subject to forfeiture if the underwriters’ over-allotment option is not exercised in full). The Founder Shares will automatically convert into Class A ordinary shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions. The initial shareholders had agreed to forfeit up to 1,530,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. Since the underwriters’ exercised the over-allotment option in full, no Founder Shares are subject to forfeiture.

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

On May 4, 2023, the Company entered into the Purchase Agreement, pursuant to which the Sponsor agreed to purchase from the Original Sponsor (x) 7,988,889 Class A ordinary shares and (y) 1,000,000 Private Placement Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant that is exercisable for one Class A ordinary share, free and clear of all liens and encumbrances (other than those contained in the Underwriting Agreement), for an aggregate purchase price of $1.00 payable at the time of the initial Business Combination. On June 7, 2023, the Original Sponsor transferred 7,988,889 Class A ordinary shares to the Sponsor, pursuant to the Purchase Agreement (see Note 6). The Company estimated the aggregate fair values of the 7,988,889 Class A non-redeemable ordinary shares, the 1,000,000 Private Placement shares, and the 500,000 public warrants transferred to be $3,515,111, $440,000, and $20,000, respectively or $0.44 per share and $0.04 per warrant.

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

On October 2, 2023, the Company advanced the Sponsor $17,000 for working capital purposes. The advances are non-interest bearing and are due on demand. This related party transaction is included on the accompanying balance sheet as a due from related party.

As of December 31, 2023, the remainder of the Second SPAC Loan of $577,500 is due from the Sponsor. This related party transaction is included on the accompanying balance sheet as a due from related party. As of December 31, 2023, the Company determined that $250,000 of the $577,500 was deemed to be uncollectible, therefore the Company recorded impairment totaling $250,000 on the amount due from related party in the other income section of the statement of operations.

Subscription Agreement Loans

On May 3, 2023, the Company and the Original Sponsor entered into a Subscription Agreement with Polar Multi-Strategy Master Fund (the “Investor”) where the Investor agreed to make a cash contribution of $151,000 to the Original Sponsor (the “Initial Capital Contribution”) on or prior to May 3, 2023. The Initial Capital Contribution would in turn be loaned by the Original Sponsor to the Company to cover working capital expenses (the “First SPAC Loan”). In consideration for the Initial Capital Contribution, the Company will issue 151,000 Class A ordinary shares, par value $0.0001 per share, of the Company to the Investor at the closing of the initial business combination (the “De-SPAC Closing”). The First SPAC Loan shall not accrue interest and shall be repaid by the Company upon the De-SPAC Closing. The Investor may elect at the De-SPAC Closing to receive such payments in (a) cash or (b) Class A ordinary shares of the Company at a rate of one Class A ordinary share for each $10.00 of Initial Capital Contribution. If the Company liquidates without consummating the initial business combination, any amounts remaining in the Sponsor or Company’s cash accounts, not including the Company’s Trust Account, will be paid to the Investor within five days of the liquidation.

On June 20, 2023, the Sponsor and the Company entered into a second subscription agreement (the “Second Subscription Agreement”) with the Investor where the Investor agreed to lend to the Sponsor, which would in turn be lent to the Company, an aggregate of $1,500,000 (the “Additional Capital Commitment”) to cover working capital expenses (the “Second SPAC Loan”). One half of the Additional Capital Commitment was made by the Investor to the Sponsor in cash on or prior to June 21, 2023, and the remaining $750,000 would be made by the Investor to the Sponsor in cash on the later of the Sponsor’s request and the first filing of the S-4 for the Company’s business combination. In consideration for the Second SPAC Loan, the Company will issue one Class A ordinary share for each dollar of the Additional Capital Commitment funded by the Investor at the De-SPAC Closing. The Second SPAC Loan shall not accrue interest and shall be repaid by the Company upon the De-SPAC Closing. The Investor may elect at the De-SPAC Closing to receive such payments in (a) cash or (b) Class A ordinary shares at a rate of one Class A ordinary share for each $10.00 of Additional Capital Contribution. If the Company liquidates without consummating the initial business combination, any amounts remaining in the Sponsor or Company’s cash accounts, not including the Company’s Trust Account, will be paid to the Investor within five days of the liquidation. Collectively, the First SPAC Loan and the Second SPAC Loan are referred to as the SPAC Loans. As of December 31, 2023, the Company had $1,651,000 borrowings under the SPAC Loans.

TEVOGEN BIO HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The Company accounted for the Class A common stock they could be converted (“equity instrument”) to as equity-classified instruments based on an assessment of the specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the equity instrument is freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the equity instrument meets all the requirements for equity classification under ASC 815, including whether the equity instrument is indexed to the Company’s own common stock, among other conditions for the equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of equity instrument issuance. The SPAC Loans and the equity instrument meet the scope exception of ASC 815-10-15-74(a). The Company applied the guidance in ASC 470-20-25-2 “Debt With Conversion and Other Options”, requiring that the loan proceeds be allocated to the SPAC Loans based on their relative fair values. At May 3, 2023 the Company allocated $104,861 of the proceeds to the First SPAC Loan and $46,139 for the equity instrument. The Company estimated the aggregate fair value of the 151,000 shares to be issued to be $66,440 or $0.44 per share. At June 20, 2023 the Company allocated $520,833 of the proceeds to the Second SPAC Loan and $229,167 for the equity instruments. The Company estimated the aggregate fair value of the 750,000 shares to be issued to be $330,000 or $0.44 per share. At December 31, 2023 the carrying values of the SPAC Loans and the discounts were $1,631,725 and $275,306, respectively. The Company recorded amortization of the discounts on the SPAC Loans of $256,031, which is disclosed in the statement of cash flows as non-cash interest expense. As of December 31, 2023, the unamortized discount on the SPAC Loans was $19,274.

As of December 31, 2023, the remainder of the Second SPAC Loan of $577,500 is due from the Sponsor. This amount is included on the accompanying balance sheet as a due from related party.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into private placement-equivalent units at a price of $10.00 per unit. As of December 31, 2023 and 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Support Services

Commencing on the date of the final prospectus, the Company will agree to pay the Sponsor a total of $10,000 per month for office space and administrative and support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. At December 31, 2023 and 2022, $230,000 and $120,000, respectively, have been accrued under this arrangement and included in due to affiliate on the accompanying balance sheets.

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

TEVOGEN BIO HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Subscription Agreement

As noted in Note 5, on May 3, 2023, the Company entered into a subscription agreement (“Subscription Agreement”) with the Investor and the Original Sponsor. Pursuant to the May 4, 2023 Purchase Agreement, the Sponsor assumed the obligations of the Original Sponsor under the Subscription Agreement. Subject to, and in accordance with the terms and conditions of the Subscription Agreement, the parties agreed that:

●	The Investor would make a cash contribution of $151,000 to the Original Sponsor (the “Initial Capital Contribution”) on or prior to May 3, 2023, or on such date as the parties may agree in writing.

●	The Initial Capital Contribution would in turn be loaned by the Original Sponsor to the Company to cover working capital expenses (the “First SPAC Loan”).

●	In consideration for the Initial Capital Contribution, the Company will issue 151,000 Class A ordinary shares, par value $0.0001 per share, of the Company to the Investor at the De-SPAC Closing, which shares shall be subject to no transfer restrictions or any other lock-up provisions, earn outs, or other contingencies and shall be registered as part of any registration statement to be filed in connection with the De-SPAC Closing or, if no such registration statement is filed in connection with the De-SPAC Closing, pursuant to the first registration statement to be filed by the Company or the surviving entity following the De-SPAC Closing.

●	The SPAC Loan shall not accrue interest and shall be repaid by the Company upon the De-SPAC Closing. The Sponsor will pay to the Investor all repayments of the SPAC Loan the Sponsor has received within five business days of the De-SPAC Closing. The Investor may elect at the De-SPAC Closing to receive such payments in (a) cash or (b) Class A ordinary shares at a rate of one Class A ordinary share for each $10.00 of the Initial Capital Contribution. If the Company liquidates without consummating the initial business combination, any amounts remaining in the Sponsor or Company’s cash accounts, not including the Company’s Trust Account, will be paid to the Investor within five days of the liquidation.

●	On the De-SPAC Closing, the Sponsor will pay the Investor an amount equal to the reasonable attorney fees incurred by the Investor in connection with the Subscription Agreement not to exceed $5,000.

On June 20, 2023, the Company entered into a second subscription agreement (the “Second Subscription Agreement”) with the Investor and the Sponsor. Subject to, and in accordance with the terms and conditions of the Second Subscription Agreement, the parties agreed that:

●	The Investor would make a cash contribution of up to $750,000 to the Sponsor (the “Additional Capital Contribution”) on or prior to June 21, 2023, and the remaining $750,000 would be made by the Investor to the Sponsor in cash on the later of the Sponsor’s request and the first filing of the S-4 for the De-SPAC.

●	The Additional Capital Contribution would in turn be loaned by the Sponsor to the Company in cash on the later of the Sponsor’s request and the first filing of the S-4 for the SPAC’s business combination (the “Second SPAC Loan”).

●	In consideration for the Additional Capital Commitment, SPAC will issue a further one Class A ordinary share for each dollar of the Additional Capital Commitment funded to the Investor at the close of the business combination (“Subscription Shares”). The Subscription Shares shall be subject to no transfer restrictions or any other lock-up provisions, earn outs, or other contingencies. The Subscription Shares (i) shall be registered as part of any registration statement issuing shares before or in connection with the De- SPAC Closing or (ii) if no such registration statement is filed in connection with the de-SPAC Closing, shall promptly be registered pursuant to the first registration statement filed by the SPAC or the surviving entity following the De-SPAC Closing, which shall be filed no later than 30 days after the De-SPAC Closing and declared effective no later than 90 days after the De-SPAC Closing.

TEVOGEN BIO HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

●	The Second SPAC Loan shall not accrue interest and shall be repaid by the Company upon the De-SPAC Closing. The Sponsor will pay to the Investor all repayments of the Second SPAC Loan the Sponsor has received within five business days of the De-SPAC Closing. The Investor may elect at the De-SPAC Closing to receive such payments in (a) cash or (b) Class A ordinary shares at a rate of one Class A ordinary share for each $10.00 of the Additional Capital Contribution. If the Company liquidates without consummating the initial business combination, any amounts remaining in the Sponsor or Company’s cash accounts, not including the Company’s Trust Account, will be paid to the Investor within five days of the liquidation.

●	On the De-SPAC Closing, the Sponsor will pay the Investor an amount equal to the reasonable attorney fees incurred by the Investor in connection with the Second Subscription Agreement not to exceed $5,000.

Purchase Agreement

On May 4, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with the Sponsor and the Original Sponsor, pursuant to which the Sponsor agreed to purchase from the Original Sponsor (x) 7,988,889 Class A ordinary shares and (y) 1,000,000 Private Placement Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant that is exercisable for one Class A ordinary share, free and clear of all liens and encumbrances (other than those contained in the Letter Agreement, dated November 3, 2021, by and among the Company, its officers, directors and the Original Sponsor, and the Underwriting Agreement, dated November 3, 2021, by and between the Company and Cantor, as representative of the several underwriters (the “Underwriting Agreement”), for an aggregate purchase price of $1.00 (the “Purchase Price”) payable at the time of the initial business combination.

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

Note 7 — Shareholders’ Deficit

Class A Ordinary Shares

The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 13,433,333 and 1,450,000 Class A ordinary shares issued and outstanding (excluding 1,502,180 and 34,500,000 Class A ordinary shares subject to possible redemption), respectively.

TEVOGEN BIO HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

Class B Ordinary Shares

The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share of Class B ordinary shares. As of December 31, 2023 and 2022, there were 0 and 11,983,333 Class B ordinary shares outstanding, respectively, none of which are subject to forfeiture since the underwriters’ over-allotment option was exercised in full.

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

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preferred shares issued or outstanding.

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

TEVOGEN BIO HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

TEVOGEN BIO HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

At December 31, 2023, the assets held in the Trust Account were held in a demand deposit account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

December 31, 2023:		Quoted Prices in	Significant Other	Significant Other
	Level	Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities(1)	1	$—	$—	$—
Warrant Liability- Private Placement Warrants	3	—	—	29,000

(1)	As of December 31, 2023, the entirety of the marketable securities held in the trust account were deposited into the demand deposit account.

December 31, 2022:		Quoted Prices in	Significant Other	Significant Other
		Active Markets	Observable Inputs	Unobservable Inputs
	Level	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities	1	$356,864,000	$—	$—
Warrant Liability- Private Placement Warrants	3	—	—	7,250

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

TEVOGEN BIO HOLDINGS INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements at December 31, 2023 and 2022:

	At December 31, 2023	At December 31, 2022
Share Price	$11.13	$10.33
Exercise Price	$11.50	$11.50
Term (years)	5.21	5.10
Industry Volatility	6.50%	4.40%
Risk Free Rate	3.77%	3.91%
Dividend Yield	0.00%	0.00%

Note 10 — Subsequent Events

The Company has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date these financial statements were available to be issued. Based on this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in these financial statements.

On January 31, 2024, in connection with an extraordinary meeting of shareholders called to approve the proposals relating to the entry into and consummation of the Business Combination, shareholders holding 1,432,457 of the Company’s Class A ordinary shares exercised their right to redeem their shares for a pro rata portion of the funds in the Company’s trust account. As a result, approximately $16.0 million (approximately $11.14 per Public Share) were removed from the Trust Account to pay such holders.

On February 14, 2024, pursuant to the Merger Agreement by and among the Company, Merger Sub, the Sponsor, Tevogen Bio, and Dr. Ryan Saadi, in his capacity as seller representative, Merger Sub merged with and into Tevogen Bio, with Tevogen Bio being the surviving company and a wholly owned subsidiary of the Company. Prior to the effective time of the Merger (the “Effective Time”), pursuant to the Merger Agreement, the Company changed its jurisdiction of incorporation by deregistering as a Cayman Islands exempted company and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware (the “Domestication”). In connection with the Domestication, the Company changed its name to “Tevogen Bio Holdings Inc.” Also in connection with the Domestication, the Company’s governing documents were amended and restated as set forth in the Company’s definitive proxy statement filed with the Securities and Exchange Commission (the “SEC”) on January 10, 2024 (the “Definitive Proxy Statement”). At the Effective Time, in accordance with the terms and subject to the conditions of the Merger Agreement, each share of the common stock of Tevogen Bio issued and outstanding immediately prior to the Effective Time was converted into the right to receive the number of shares of duly authorized, validly issued, fully paid, and nonassessable shares of the common stock of the Company, par value $0.0001 (the “Common Stock”), equal to the quotient obtained by dividing (x) the quotient obtained by dividing (i) $1,200,000,000 by (ii) ten dollars ($10.00) by (y) the aggregate number of shares of the common stock of Tevogen Bio that were issued and outstanding immediately prior to the Effective Time.

On February 14, 2024, the Company entered into a securities purchase agreement with an investor pursuant to which the investor agreed to purchase shares of Series A Preferred Stock of the Company for an aggregate purchase price of $8.0 million. On March 27, 2024, the Company entered into an agreement pursuant to which that amount was reduced to $2.0 million and the investor agreed to purchase shares of the Company’s Series A-1 Preferred Stock for an aggregate purchase price of $6.0 million. As of April 26, 2024, the Company has received $1.2 million of the $6.0 million aggregate purchase price for the shares of Series A-1 Preferred Stock. The shares of Series A Preferred Stock are convertible into a total of 500,000 shares of the Company’s common stock and the shares of the Series A-1 Preferred Stock will be convertible into a total of 600,000 shares of the Company’s common stock, in each case at the election of the holder. Each of the Series A Preferred Stock is and the Series A-1 Preferred Stock will be subject to a call right providing the Company the right to call the stock if the volume weighted average price of the common stock for the 20 days prior to delivery of the call notice is greater than $5.00 per share and there is an effective resale registration statement on file covering the underlying common stock. The Series A Preferred Stock is and the Series A-1 Preferred Stock will be non-voting, has or will have, as the case may be, no mandatory redemption, and carries or will carry an annual 5% cumulative dividend, increasing by 2% each year, in the case of the Series A-1 Preferred Stock in no event to more than 15% per year.

On February 14, 2024, in connection with the consummation of the Business Combination, the Company entered into an agreement with the Sponsor, pursuant to which the Company assigned to the Sponsor and the Sponsor agreed to assume certain liabilities and obligations in the aggregate initial amount of approximately $4.2 million, which amount was later reduced to approximately $3.6 million (the “Series B Preferred Stock”). The Series B Preferred Stock is non-voting, non-convertible, callable by the Company at any time, and pays a 3.5% quarterly dividend beginning 35 days after issuance. Any dividend will be paid by the Company on behalf of the Sponsor to the creditors to which the assumed liabilities and obligations are owed, pro rata in accordance with those liabilities and obligations unless otherwise agreed by the Company and the Sponsor. The dividend rate will increase by 0.25% each month that the Series B Preferred Stock remains outstanding after the first 30 days after its issuance, but in no event will increase to more than 7.5% per quarter.

Pursuant to the Merger Agreement, Tevogen Bio agreed that at the Effective Time, it would pay $2,000,000 to the Sponsor for advisory services (the “Sponsor Advisory Services Fee”). Thereafter, in connection with the closing of the Business Combination, the Sponsor Advisory Services Fee was reduced to $500,000. On April 16, 2024, the Sponsor agreed to further reduce the Sponsor Advisory Services Fee by informing Tevogen Bio that $250,000 of the $577,500 that was due from the Sponsor as of December 31, 2023 would be applied to offset a portion of the $500,000 Sponsor Advisory Services Fee. Therefore, the total amount due to the Sponsor under the Sponsor Advisory Services Fee is $250,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEVOGEN BIO HOLDINGS INC.

Date:	April 26, 2024	By:	/s/ Ryan Saadi
		Name:	Ryan Saadi
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Date	Title

/s/ Ryan Saadi	April 26, 2024	Chief Executive Officer and Chairperson of the Board of Directors
Ryan Saadi		(Principal Executive Officer)

/s/ Kirti Desai	April 26, 2024	Chief Financial Officer
Kirti Desai		(Principal Financial Officer and Principal Accounting Officer)

/s/ Surendra Ajjarapu	April 26, 2024	Director
Surendra Ajjarapu

/s/ Jeffrey Feike	April 26, 2024	Director
Jeffrey Feike

/s/ Dr. Keow Lin Goh	April 26, 2024	Director
Dr. Keow Lin Goh

/s/ Dr. Curtis Patton	April 26, 2024	Director
Dr. Curtis Patton

/s/ Susan Podlogar	April 26, 2024	Director
Susan Podlogar

/s/ Victor Sordillo	April 26, 2024	Director
Victor Sordillo