Form 10-Q
period 2024-03-31
Tevogen Bio Holdings Inc.
filed 2024-05-28
CIK 1860871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-41002

Tevogen Bio Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-1597194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Independence Boulevard, Suite #410 Warren, New Jersey	07059
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 838-6436

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TVGN	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock for $11.50 per share	TVGNW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 24, 2024, there were 166,114,418 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Tevogen Bio Holdings Inc.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash	$1,317,900	$1,052,397
Prepaid expenses and other assets	923,202	670,582
Due from related party	158,819	—
Total current assets	2,399,921	1,722,979

Property and equipment, net	418,099	458,651
Right-of-use assets - operating leases	412,111	469,862
Deferred transaction costs	—	2,582,870
Other assets	133,276	271,141
Total assets	$3,363,407	$5,505,503

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,211,899	$3,418,378
Accrued expenses and other liabilities	1,564,834	1,096,450
Operating lease liabilities	260,583	252,714
Notes payable	1,651,000	—
Convertible promissory notes	—	80,712,000
Due to related party	250,000	—
Total current liabilities	8,938,316	85,479,542

Convertible promissory notes	—	14,220,000
Operating lease liabilities	166,788	234,858
Derivative warrant liabilities	60,973	—
Total liabilities	9,166,077	99,934,400

Stockholders’ deficit
Series A Preferred Stock, $0.0001 par value; 2,000 shares authorized; 500 shares issued and outstanding as of March 31, 2024	2,799,990	—
Series B Preferred Stock, $0.0001 par value; 3,613 shares authorized; 3,613 shares issued and outstanding as of March 31, 2024	3,613,000	—
Common stock, $0.0001 par value; 800,000,000 shares authorized; 164,614,418 and 119,999,989 shares issued and outstanding at March 31, 2024 and December 31, 2023	16,462	12,000
Additional paid-in capital	76,160,773	5,216,840
Accumulated deficit	(88,392,895)	(99,657,737)
Total stockholders’ deficit	(5,802,670)	(94,428,897)
Total liabilities and stockholders’ deficit	$3,363,407	$5,505,503

See accompanying notes to the unaudited consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2024	2023
Operating expenses:
Research and development	$20,811,582	$1,347,173
General and administrative	8,705,142	977,109
Total operating expenses	29,516,724	2,324,282
Loss from operations	(29,516,724)	(2,324,282)
Interest expense, net	(155,786)	(288,997)
Merger transaction costs	(7,499,353)	—
Change in fair value of warrants	(31,973)	—
Change in fair value of convertible promissory notes	48,468,678	(28,142,865)
Net income (loss)	$11,264,842	$(30,756,144)

Net income (loss) attributable to common stockholders, basic	$10,506,866	$(30,756,144)
Net loss attributable to common stockholders, diluted	$(37,049,420)	$(30,756,144)
Net income (loss) per share attributable to common stockholders, basic	$0.08	$(0.26)
Net loss per share attributable to common stockholders, diluted	$(0.26)	$(0.26)
Weighted average common stock outstanding, basic	137,333,802	119,999,989
Weighted average common stock outstanding, diluted	142,387,651	119,999,989

See accompanying notes to the unaudited consolidated financial statements.

Tevogen Bio Holdings Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at January 1, 2024	—	$—	—	$—	119,999,989	$12,000	$5,216,840	$(99,657,737)	$(94,428,897)
Issuance of Series A preferred stock	500	2,799,990	—	—	—	—	—	—	2,799,990
Nonrefundable prepaid proceeds towards anticipated Series A-1 preferred stock issuance	—	—	—	—	—	—	200,000	—	200,000
Issuance of Series B preferred stock	—	—	3,613	3,613,000	—	—	—	—	3,613,000
Conversion of convertible promissory notes into common stock in connection with merger	—	—	—	—	10,337,419	1,034	46,621,593	—	46,622,627
Merger, net of redemptions and transaction costs	—	—	—	—	14,778,056	1,478	(2,885,459)	—	(2,883,981)
Issuance of restricted common stock	—	—	—	—	19,348,954	1,935	(1,935)	—	—
Issuance of common stock for Sponsor advisory service fee	—	—	—	—	150,000	15	676,485	—	676,500
Stock-based compensation	—	—	—	—	—	—	26,333,249	—	26,333,249
Net income	—	—	—	—	—	—	—	11,264,842	11,264,842
Balance at March 31, 2024	500	$2,799,990	3,613	$3,613,000	164,614,418	$16,462	$76,160,773	$(88,392,895)	$(5,802,670)

Balance at January 1, 2023	—	$—	—	$—	119,999,989	$12,000	$5,216,840	$(39,180,057)	$(33,951,217)
Net loss	—	—	—	—	—	—	—	(30,756,144)	(30,756,144)
Balance at March 31, 2023	—	$—	—	—	119,999,989	$12,000	$5,216,840	$(69,936,201)	$(64,707,361)

See accompanying notes to the unaudited consolidated financial statements.

Tevogen Bio Holdings Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$11,264,842	$(30,756,144)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	40,552	39,735
Stock-based compensation expense	26,333,249	—
Non-cash interest expense	159,305	289,135
Merger transaction costs	7,099,353	—
Change in fair value of convertible promissory notes	(48,468,678)	28,142,865
Loss on Series A Preferred Stock issuance	799,990
Change in fair value of warrants	31,973	—
Amortization of right-of-use asset	57,751	51,473
Change in operating assets and liabilities:
Prepaid expenses and other assets	(250,119)	70,552
Other assets	(68,446)	21,344
Accounts payable	1,697,346	497,483
Accrued expenses and other liabilities	(800,742)	(480,404)
Operating lease liabilities	(60,201)	(53,174)
Net cash used in operating activities	(2,163,825)	(2,177,135)
Cash flows from investing activities:
Purchases of property and equipment	—	(133,000)
Net cash used in investing activities	—	(133,000)
Cash flows from financing activities:
Cash acquired in connection with the reverse recapitalization	229,328	—
Proceeds from issuance of Series A Preferred Stock	2,000,000	—
Nonrefundable prepaid proceeds towards anticipated Series A-1 Preferred Stock Issuance	200,000	—
Proceeds from issuance of convertible promissory notes	—	2,500,000
Net cash provided by financing activities	2,429,328	2,500,000
Net increase in cash	265,503	189,865
Cash – beginning of period	1,052,397	5,484,265
Cash – end of period	$1,317,900	$5,674,130
Supplementary disclosure of noncash investing and financing activities:
Conversion of convertible promissory notes into common stock in connection with Merger	$46,622,627	$—
Issuance of common stock for net liabilities upon reverse recapitalization, net of transaction costs	(3,113,309)	—

See accompanying notes to the unaudited consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

Tevogen Bio Holdings Inc. (f/k/a Semper Paratus Acquisition Corporation), a Delaware corporation (the “Company”), is a clinical-stage specialty immunotherapy company harnessing the power of CD8+ cytotoxic T lymphocytes to develop off-the-shelf, precision T cell therapies for the treatment of infectious diseases, cancers, and neurological disorders. The Company’s precision T cell technology platform, ExacTcell, is a set of processes and methodologies to develop, enrich, and expand single human leukocyte antigen-restricted CTL therapies with proactively selected, precisely defined targets. The Company has completed a Phase 1 proof-of-concept trial for the first clinical product of ExacTcell, TVGN 489, for the treatment of ambulatory, high-risk adult COVID-19 patients, and has other product candidates in its pipeline.

On February 14, 2024 (the “Closing Date”), pursuant to the agreement and plan of merger dated June 28, 2023 (the “Merger Agreement”), by and among Semper Paratus Acquisition Corporation (“Semper Paratus”), Semper Merger Sub, Inc., a wholly owned subsidiary of Semper Paratus (“Merger Sub”) SSVK Associates, LLC, (the “Sponsor”) Tevogen Bio Inc (n/k/a Tevogen Bio Inc.) (“Tevogen Bio”), and Dr. Ryan Saadi in his capacity as seller representative, Merger Sub merged with and into Tevogen Bio with Tevogen Bio being the surviving company and a wholly owned subsidiary of the Company (the “Merger,” and together with the other transactions contemplated by the Merger Agreement, the “Business Combination”), and Semper Paratus was renamed Tevogen Bio Holdings Inc.

In connection with the closing of the Business Combination (the “Closing”), the then-outstanding shares of common stock of Tevogen Bio, were converted into shares of the common stock of the Company at an exchange ratio of approximately 4.85 shares of Company common stock for each share of Tevogen Bio common stock (the “Exchange Ratio”). See Note 4 for more information on the Business Combination.

As discussed in Note 4, the Merger was accounted for as a reverse recapitalization under which the historical financial statements of the Company prior to the Merger are those of Tevogen Bio. All information related to the common stock of Tevogen Bio prior to the Closing and presented in the consolidated financial statements and notes thereto has been retroactively adjusted to reflect the Exchange Ratio.

Following the Merger, the former equity holders and holders of convertible promissory notes of Tevogen Bio held 90.9% of the outstanding shares of common stock of the Company and the former shareholders, creditors, and other contractual counterparties of Semper Paratus held 9.1% of the Company.

NOTE 2. DEVELOPMENT-STAGE RISKS AND LIQUIDITY

The Company has generally incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $88,392,895 as of March 31, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development. Management believes that cash of $1,317,900 as of March 31, 2024, and $2,000,000 received for the sale of Series A-1 Preferred Stock subsequent to March 31, 2024, is not sufficient to sustain planned operations for 12 months from the issuance date of these unaudited consolidated financial statements. As a result, the Company has concluded that substantial doubt exists about its ability to continue as a going concern for one year from the date that the unaudited consolidated financial statements are issued. The accompanying unaudited consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Management is currently evaluating different strategies to obtain the additional funding for future operations for subsequent years. These strategies may include but are not limited to private placements of equity and/or debt, licensing and/or marketing arrangements, and public offerings of equity and/or debt securities. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain funding, the Company could be required to delay, reduce or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect its business prospects.

Operations since inception have consisted primarily of organizing the Company, securing financing, developing licensed technologies, performing research, conducting pre-clinical studies and clinical trials, and pursuing the Business Combination. The Company is subject to those risks associated with any specialty biotechnology company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies included in the Company’s annual financial statements that can be found in Exhibit 99.1 of the Company’s Current Report on Form 8-K/A filed with the SEC on April 29, 2024 (the “Form 8-K”), have not materially changed, except as follows:

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of a normal recurring nature, (which consist primarily of accruals, estimates, and assumptions that impact the consolidated financial statements) which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations of Tevogen Bio filed as Exhibits 99.1 and 99.2 to the Form 8-K. The interim results for the period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future interim periods.

Use of Estimates

In preparing unaudited consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of expenses. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the unaudited consolidated financial statements in the period they are determined to be necessary.

Significant areas that require management’s estimates include the fair value of the common stock and convertible promissory notes prior to the Merger, the fair value of the Series A Preferred Stock and Series B Preferred Stock, stock-based compensation assumptions, the estimated useful lives of property and equipment, and accrued research and development expenses.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash.

Segment Reporting

Operating segments are defined as components of an entity for which discrete financial information is both available and regularly reviewed by its chief operating decision maker or decision-making group. The Company views its operations and manages its business in one segment.

Warrants

As the result of the Merger, the Company accounts for its warrants originally sold as part of Semper Paratus’s initial public offering (the “IPO”) in accordance with ASC 815, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815”), and considering ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). The assessment considers whether the warrants are freestanding financial instruments and meet the definition of a liability pursuant to ASC 480 and meet all of the conditions for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized as a non-cash loss on the consolidated statements of operations. Under these standards, the Company’s private placement warrants sold at the time of the IPO do not meet the criteria for equity classification and must be recorded as liabilities while the public warrants sold in connection with the IPO do meet the criteria for equity classification and must be recorded as equity.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar, but not identical, assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data;

Level 3	Unobservable inputs in which there is little or no market data available and which require the Company to develop its own assumptions that market participants would use in pricing an asset or liability.

Financial instruments recognized at historical amounts in the balance sheets consist of accounts payable and notes payable. The Company believes that the carrying value of accounts payable and notes payable approximates their fair values due to the short-term nature of these instruments.

The Company’s recurring fair value measurements consist of the convertible promissory notes prior to the Merger, for which the Company elected the fair value option to reduce accounting complexity and private warrants after the Merger. Such fair value measurements are Level 3 inputs. The following table provides a roll-forward of the aggregate fair values of the Company’s convertible promissory notes.

Balance at January 1, 2024	$94,932,000
Accrued interest expense	159,305
Change in fair value	(48,468,678)
Derecognition upon conversion of convertible promissory notes	(46,622,627)
Balance at March 31, 2024	$-

Balance at January 1, 2023	$39,297,000
Initial fair value at issuance	2,500,000
Accrued interest expense	289,135
Change in fair value	28,142,865
Balance at March 31, 2023	$70,229,000

The Company used the probability weighted expected return method valuation methodology to determine the fair value of the convertible promissory notes prior to the Merger. Significant assumptions and ranges used in determining the fair value of convertible promissory notes prior to the Merger included volatility (80%), discount rate (35% - 36%), and probability of a future liquidity event (85% - 95%). The Company used its stock price on the Closing Date to determine the fair value for the conversion derecognition of the convertible promissory notes on the Closing Date.

There were no transfers between levels during the three months ended March 31, 2024 and 2023.

Upon the Closing, the Company acquired private warrants the fair value of which increased by $31,973 between the Closing Date and March 31, 2024. Such fair value measurements are Level 3 inputs. The following table provides a roll-forward of the aggregate fair values of the warrants.

Balance at February 15, 2024	$29,000
Change in fair value	31,973
Balance at March 31, 2024	$60,973

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities	3	$-	$-	$60,973

The Company’s nonrecurring fair value measurements consist of Series A and Series B Preferred Stock. Such fair value measurements are Level 3 inputs. The Company determined the fair value of Series A Preferred Stock using a Monte Carlo simulation. Key inputs utilized in the Monte Carlo simulation to estimate fair value of Series A Preferred Stock included a range of volatility between 75% to 85%, a holding period to a deemed liquidation event, as defined in the Series A Preferred Stock agreement, ranging from 0.5 to 10.0 years, and a risk-free interest rate between 4.3% and 5.3%. The Company determined the fair value of Series B Preferred Stock based on the stated redemption value. The difference between the cash received of $2,000,000 upon issuance of the Series A Preferred Stock and its estimated fair value was recognized as general and administrative expense on the consolidated statements of operations.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Net Income (Loss) Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted average common stock outstanding during the period. The Company determined that each outstanding share of preferred stock and restricted common stock would participate in earnings available to common stockholders but would not participate in losses. The Company computes diluted net income (loss) per share by dividing the net income (loss) by the sum of the weighted average number of common stock outstanding during the period, plus the potential dilutive effects, if any, of potentially dilutive securities.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 -40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. ASU 2020-06 also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. Effective January 1, 2024, the Company adopted ASU 2020-06 and that adoption did not have an impact on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances reportable segment disclosures by requiring disclosures such as significant segment expenses, information on the chief operating decision maker and disclosures for entities with a single reportable segment. Additionally, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements and related disclosures.

NOTE 4. BUSINESS COMBINATION

On the Closing Date, the Company completed the Business Combination described in Note 1. The Merger was accounted for as a reverse recapitalization under GAAP because Tevogen Bio was determined to be the accounting acquirer based upon the terms of the Merger and other factors, including: (i) former Tevogen Bio equityholders and holders of convertible promissory notes owned approximately 91.0% of the Company following the Merger; (ii) Former Tevogen Bio directors constituted the majority (six of seven) of the directors of the Company following the Merger; and (iii) former Tevogen Bio management holds all key positions of management. Accordingly, the Merger was treated as the equivalent of Tevogen Bio issuing stock to acquire the net assets of Semper Paratus. As a result of the Merger, the net liabilities of Semper Paratus were recorded at their acquisition-date fair value in the consolidated financial statements and the reported operating results prior to the Merger are those of Tevogen Bio. Immediately after the Merger, there were 164,614,418 shares of the Company’s common stock outstanding.

The following table shows the net liabilities acquired in the Merger:

February 14, 2024
Cash	$229,328
Due from Sponsor	158,819
Prepaid expenses and other assets	2,501
Accounts payable	(96,175)
Accrued expenses	(1,269,126)
Notes payable	(1,651,000)
Derivative warrant liabilities	(29,000)
Total net liabilities acquired	(2,654,653)
Plus: Merger transaction costs limited to cash acquired	(229,328)
Total net liabilities acquired plus transaction costs	$(2,883,981)

Total transaction costs of $7,728,681 were incurred in relation to the Merger up through the Closing Date, of which $229,328 were charged directly to equity to the extent of the cash received from the Merger with the balance of $7,499,353 charged to Merger transaction costs for the three months ended March 31, 2024.

Former holders of Tevogen Bio common stock and the Sponsor are eligible to receive up to an aggregate of 24,500,000 shares of common stock (“Earnout Shares”) if the volume-weighted average price (the “VWAP”) of the Company’s common stock reaches specified threshold levels during the three-year period commencing on the Closing Date. Refer to Note 5, Earnout Shares, for further details of the earnout arrangement.

In connection with the Merger, the Company issued Series B Preferred Stock to the Sponsor. The issuance date fair value of the Series B Preferred Stock was recorded to Merger transaction costs within the consolidated statements of operations. See Note 9 for additional information.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. EARNOUT SHARES

Following the Closing, former holders of Tevogen Bio common stock may receive up to 20,000,000 Earnout Shares in tranches of 6,666,667, 6,666,667, and 6,666,666 shares of common stock per tranche, respectively. The first, second, and third tranches are issuable if the VWAP per share of the Company’s common stock is greater or equal to $15.00, $17.50, and $20.00, respectively, over any twenty trading days within any thirty consecutive day trading period during the three-year period after the Closing.

The Sponsor received the right to Earnout Shares with the same terms above, except that each of the Sponsor’s three earnout tranches are for 1,500,000 shares of common stock, for an aggregate of 4,500,000 shares across the entire Sponsor earnout.

The Earnout Shares are a form of dividend for holders of Tevogen Bio common stock, and the Earnout Shares earnable by the Sponsor are treated as contingent consideration in a reverse recapitalization. In accordance with ASC 815, the Earnout Shares were considered to be indexed to the Company’s common stock and are classified within permanent equity.

NOTE 6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	March 31,	December, 31
	2024	2023
Professional services	$1,337,588	$976,301
Other	227,246	120,149
Total	$1,564,834	$1,096,450

NOTE 7. NOTES PAYABLE

As a result of the Merger, the Company assumed notes payable held by Polar Multi-Strategy Master Fund (“Polar”) for which the proceeds were to be used for working capital purposes by Semper Paratus with an outstanding balance of $1,651,000 on the Closing Date and remain outstanding at March 31, 2024. The notes payable do not accrue interest. The outstanding balance of the notes was required to be repaid in full within five business days of the Merger, and the Company is therefore in default of its obligations at March 31, 2024. The notes’ default provisions require the Sponsor to transfer a certain number of its own shares to Polar on a monthly basis until the default is cured, subject to an aggregate cap, but do not require the Company to transfer any shares or pay any amounts to Polar. Polar waived the Sponsor’s requirement to transfer shares with respect to the initial month of default.

NOTE 8. STOCK-BASED COMPENSATION

In connection with the Closing, the Company adopted the Tevogen Bio Holdings Inc. 2024 Omnibus Incentive Plan (the “2024 Plan”) and no longer grants awards pursuant to the 2020 Equity Incentive Plan (the “2020 Plan”). Each restricted stock unit (“RSU”) award granted under the 2020 Plan that was outstanding and unvested as of the Closing Date was automatically canceled and converted into an award under the 2024 Plan with respect to the common stock of the Company. Such converted awards remain subject to the same terms and conditions as set forth under the applicable award agreement prior to the Closing.

Under the 2024 Plan, the Company is authorized to grant awards up to an aggregate 40,000,000 shares of common stock. The 2024 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, and other equity-based awards. As of March 31, 2024, awards for 20,651,046 shares remained available to be granted under the 2024 Plan.

The Company has issued RSUs that are subject to either service-based vesting conditions or service-based and performance-based vesting conditions. Compensation expense for service-based RSUs are recognized on a straight-line basis over the vesting period of the award. Compensation expense for service-based and performance-based RSUs (“Performance-Based RSUs”) are recognized when the performance condition, which is based on a liquidity event condition being satisfied, is deemed probable of achievement.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On the Closing Date, the Company issued an aggregate of 19,348,954 RSUs under the 2024 Plan to the Company’s Chief Executive Officer, Dr. Ryan Saadi (the “Special RSU Award”). Such RSUs immediately converted into shares of restricted common stock (“Restricted Stock”), the restrictions on which lapse in four equal annual installments beginning on February 14, 2031 (“Vesting Period”). Pursuant to the terms of the Special RSU Award, Dr. Saadi will be entitled to vote the Restricted Stock, but the shares may not be sold, assigned, transferred, pledged, hypothecated, or otherwise encumbered, subject to forfeit. Dr. Saadi will automatically forfeit all unvested Restricted Stock in the event he departs the Company. The fair value per share for the Special RSU Award was determined to be $4.51 per share, equivalent to the Company’s stock price on the Closing Date, resulting in a total grant date fair value of $87,263,783. In accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”), the Company will recognize compensation expense on a straight-line basis from the Closing Date until the completion of the Vesting Period.

Restricted Stock and RSU activity was as follows:

	Service-Based Restricted Stock		Performance-Based RSUs
	Shares	Weighted average grant-date fair value	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2024	—	$—	10,900,128	$2.97
Granted	19,348,954	4.51	—	—
Vested	—	—	(7,148,506)	2.85
Forfeited	—	—	—	—
Nonvested as of March 31, 2024	19,348,954	$4.51	3,751,622	$3.19

As a result of the Merger, the liquidity event performance condition was achieved and therefore compensation cost of $25,233,487 was recognized for the Performance-Based RSUs, which will be issued and outstanding after March 31, 2024. There was $86,164,020 of unrecognized compensation cost related to Restricted Stock as of March 31, 2024 which will be expensed over a weighted average period of 9.9 years. There was $7,104,643 of unrecognized compensation cost related to Performance-Based RSUs as of March 31, 2024 which will be expensed over a weighted average period of 1.2 years.

The Company recorded stock-based compensation expense in the following expense categories in the accompanying consolidated statements of operations:

Three months ended
March 31, 2024
Research and development	$19,735,896
General and administrative	6,597,353
Total	$26,333,249

No stock-based compensation expense was recognized during the three months ended March 31, 2023.

NOTE 9. STOCKHOLDERS’ DEFICIT

Common Stock

As of February 15, 2024, the Company’s common stock and warrants began trading on The Nasdaq Stock Market LLC under the symbols “TVGN” and “TVGNW”, respectively.

As of March 31, 2024, the Company had 164,614,418 shares of common stock issued and outstanding. For accounting purposes related to earnings per share, only shares that are fully vested or are not subject to repurchase are considered issued and outstanding.

Below is a reconciliation of shares of common stock issued and outstanding:

March 31,
2024
Total shares of common stock legally issued and outstanding	164,614,418
Plus: Shares to be issued:
Shares issuable to Polar (a)	1,500,000
Vested Performance-Based RSUs from satisfaction of liquidity condition upon the Closing (b)	7,148,506
Less: Shares subject to future vesting:
Issuance of restricted common stock subject to forfeiture (c)	(19,348,954)
Total shares issued and outstanding	153,913,970

(a)	Shares issuable to Polar under a subscription agreement as a result of the Merger. See Note 7 for additional information.

(b)

As of March 31, 2024, there were Performance-Based RSUs that had vested when the liquidity condition applicable to such awards was satisfied upon the Closing but had not been legally settled into common stock. See Note 8 for additional information.

(c)	Dr. Saadi will automatically forfeit all unvested Restricted Stock granted pursuant to the Special RSU Award in the event he departs the Company. See Note 8 for additional information on the Special RSU Award.

Prior to the Merger, Tevogen Bio had outstanding shares of voting and non-voting common stock. Upon the Closing, Tevogen Bio’s common stockholders received shares of the Company’s common stock in an amount determined by application of the Exchange Ratio, as discussed in Note 1.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock, par value $0.0001 per share.

Series A Preferred Stock

In March 2024, the Company authorized and issued 2,000 and 500 shares, respectively, of Series A Preferred Stock (the “Series A”) to an investor at a price of $4,000 per share (the “Series A Original Issue Price”), for gross proceeds of $2.0 million. The Company recorded an expense of $799,990 in its consolidated statements of operations related to issuance of the Series A equal to the fair value of the Series A when issued of $5,600 per share less the purchase price of $4,000 per share.

Dividends

Holders of Series A are entitled to receive dividends accruing daily on a cumulative basis payable at a fixed rate of 5% per annum per share on the Series A Original Issue Price, which rate will automatically increase by 2% every year that the Series A remains outstanding (the “Series A Accruing Dividends”). These dividends become payable when and if declared by the Company. The Series A Preferred Stock will also participate on an as-converted basis in any regular or special dividends paid to holders of the common stock.

Liquidation

The Series A ranks senior to common stock and Series B Preferred Stock (the “Series B”) in liquidation priority. In the event of a liquidation of the Company, or certain deemed liquidation events, the Series A is redeemable for a price equal to the greater of the Series A Original Issue Price plus all Series A Accruing Dividends that are unpaid through the redemption date, or such amount that would have been payable had the Series A converted into shares of common stock immediately before the liquidation or deemed liquidation event.

Voting

The Series A does not have any voting rights.

Redemption

The holders of Series A are not entitled to redeem their shares outside of the liquidation of the Company or the occurrence of a deemed liquidation event. The Company is entitled to redeem that Series A at a price equal to the Series A Original Issue Price plus any Series A Accruing Dividends accrued but unpaid thereon, if the VWAP of the Company’s common stock exceeds $5.00 per share for the twenty days immediately prior to the Company’s call election.

Conversion

The holders of Series A have the option to convert the Series A into shares of common stock at a ratio equal to the Series A Original Issue Price divided by the Series A Conversion Price, which is initially $4.00 per share and is subject to standard antidilution adjustments.

Series A-1 Preferred Stock

On March 27, 2024, the Company entered into an Amended and Restated Securities Purchase Agreement with the Series A investor covering the issuance of 600 shares of Series A-1 Preferred Stock for a gross purchase price of $6,000,000. The terms of the Series A-1 Preferred Stock are identical to the Series A, except that the cumulative dividends are capped at 15% per annum and the Series A-1 Issuance Price is defined as $10,000 per share. As of March 31, 2024, the investor had paid a non-refundable deposit of $200,000 towards the Series A-1 purchase price, and no shares of Series A-1 Preferred Stock were issued or outstanding.

Series B Preferred Stock

In connection with the Closing, the Company entered into an agreement to issue shares of Series B to the Sponsor in return for the Sponsor assuming liabilities and obligations (“Assumed Liabilities”) of Semper Paratus and Tevogen Bio. On March 15, 2024, 3,613 shares of Series B were issued in return for the assumption of $3,613,000 of liabilities. As these liabilities were unpaid and the Company was not legally released by the creditors, the liabilities were not extinguished and remain on the Company’s balance sheets at March 31, 2024. The issuance date fair value of the Series B was determined to be $3,613,000 and was recorded within Merger transaction costs in the consolidated statements of operations. The Series B is classified as permanent equity.

Dividends

Holders of Series B are entitled to receive cumulative dividends at the Series B Dividend Rate, which accrue quarterly on the basis of a 360-day year and accrue whether or not declared by the Company provided that to the extent the Assumed Liabilities are outstanding, any dividend(s) will be paid by the Company on behalf of the Sponsor to the creditors first. The Series B Dividend Rate is initially 3.25% per quarter, increases by 0.25% on each 30-day anniversary of the Initial Dividend Date (Defined below), and capped at 7.5% per quarter. The “Initial Dividend Date” is defined as 35 days after the initial issuance date of the Series B. Subsequent dividends are due and payable on the quarterly anniversary of the initial issuance date, or if that date is not a business day, due and payable on the next succeeding business day. Series B dividends payable are calculated as the Dividend Rate multiplied by the Series B Issue Price of $1,000 per share. Series B dividends are payable whether or not declared by the Company, and are recorded within accounts payable of the consolidated balance sheets as incurred.

Liquidation

The Series B Preferred Stock ranks senior to common stock and junior to Series A in liquidation priority. In the event of a liquidation of the Company, the Series B is redeemable for a price equal to the aggregate amount of the liabilities assumed by the Sponsor following the Closing, which was $1,000 per share.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Voting

The Series B does not have any voting rights.

Redemption

The holders of Series B are not entitled to redeem their shares outside of the liquidation of the Company. The Company is entitled to redeem the Series B at a price equal to the Series B Issue Price.

Conversion

The Series B Preferred Stock do not contain any conversion rights.

Warrants

Upon the Closing, 17,975,000 warrants initially issued by Semper Paratus in November 2021, comprising 17,250,000 public warrants sold in the IPO and 725,000 warrants issued in a concurrent private placement, were assumed.

Public Warrants

The public warrants have an exercise price of $11.50 per share, became exercisable on March 15, 2024, and will expire at 5:00 p.m., New York City time, on February 14, 2029, or earlier upon redemption or liquidation. Warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement covering the shares of the Company’s common stock issuable upon exercise of the warrants, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended, or another exception. The Company may redeem the public warrants if the Company’s common stock equals or exceeds $18.00 per share for 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the holders of public warrants. As of March 31, 2024, there are 17,250,000 public warrants outstanding.

Private Placement Warrants

Each private placement warrant is identical to the public warrants, except that the private placement warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company and (ii) may be exercised by the holders on a cashless basis. As of March 31, 2024, there are 725,000 private placement warrants outstanding.

See Note 3 for additional information on the Company’s warrant accounting policy.

NOTE 10. RELATED PARTY TRANSACTIONS

Transactions with Sponsor

Pursuant to the Merger Agreement, the Company incurred $2,000,000 in fees to the Sponsor for advisory services (the “Sponsor Advisory Service Fee”). In connection with the Merger and thereafter, the Company and Sponsor agreed that $250,000 of the Sponsor Advisory Service Fee is payable in cash, $250,000 would be offset against amounts due from the Sponsor, and the remainder of the Sponsor Advisory Service Fee was paid with issuance of 150,000 shares of the Company’s common stock at Closing. The Sponsor Advisory Service Fee payable in cash is presented on the consolidated balance sheets under the line item “Due to related party”.

As of March 31, 2024, the Sponsor owes the Company $158,819 to cover working capital expenses which is presented on the consolidated balance sheets under the line item “Due from related party”.

See Note 9 for additional information on the Series B issued to the Sponsor.

TEVOGEN BIO HOLDINGS INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

In January 2023, the Company issued 40,000 Performance-Based RSUs to the wife of the Company’s chair and chief executive officer for advisory services provided to the Company, and 20,000 Performance-Based RSUs to Mehtaphoric Consulting Inc, a company controlled by the daughter of the Company’s chief financial officer, for information technology services provided to the Company. In connection with the Closing, the performance condition was achieved and therefore compensation cost of $800,396 has been recognized.

NOTE 11. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income (loss)	$11,264,842	$(30,756,144)
Less: Cumulative undeclared Series A dividends	(1,370)	—
Less: Undistributed earnings allocated to participating securities	(756,606)	—
Net income (loss) attributable to common stockholders	$10,506,866	$(30,756,144)

Net income (loss)	$11,264,842	$(30,756,144)
Less: Cumulative undeclared Series A dividends	(1,370)	—
Less: Convertible promissory note interest	155,786	—
Less: Convertible promissory note change in fair value	(48,468,678)	—
Net loss attributable to common stockholders, diluted	$(37,049,420)	$(30,756,144)

Denominator:
Weighted average common stock outstanding, basic	137,333,802	119,999,989
Net income (loss) per share attributable to common stockholders, basic	$0.08	$(0.26)
Weighted average common stock outstanding, basic	137,333,802	—
Effect of potentially dilutive convertible promissory notes	5,053,849	—
Total potentially dilutive securities	5,053,849	—
Weighted average common stock outstanding, diluted	142,387,651	119,999,989
Net loss per share attributable to common stockholders - basic and diluted	$(0.26)	$(0.26)

As of March 31, 2024 and 2023, the Company’s potentially dilutive securities included Series A Preferred Stock, outstanding public warrants and convertible promissory notes on an as-converted basis.

Series A and Restricted Stock are participating securities as Series A is entitled to participate in dividends and in earnings (but not losses) of the Company on an as-converted basis as common shares and the Restricted Stock holder is entitled to participate in any dividends declared on common stock. Accordingly, undistributed earnings are allocated to common shares and participating securities based on the weighted-average shares of each class outstanding during the period. See Note 8 and Note 9 for additional rights and privileges of Restricted Stock and Series A, respectively.

Restricted Stock are excluded from the weighted average common stock outstanding pending the achievement of underlying service conditions.

The Company excluded the following potential shares from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	March 31,
	2024	2023
Outstanding restricted stock units (a)	3,751,622	10,355,527
Restricted Stock	19,348,954
Public warrants	17,250,000	—
Private warrants	725,000	—
Convertible promissory notes (b)	—	2,946,336
Earnout Shares	24,500,000	—
Total	65,575,576	13,301,863

(a)	As of March 31, 2024, there were an additional 7,148,506 restricted stock units that had vested but had not been legally settled into common stock and therefore were included in the basic net income per share. See Note 8 for additional information.
(b)	The number of shares were determined based on the conversion upon maturity provisions in the convertible promissory note agreements, dividing the conversion amount (principal plus accrued interest) by three times the estimated fair value of the Company’s common stock derived from the Company’s most recently completed convertible promissory notes valuation as of the balance sheet date.

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions for potential recognition or disclosure from the balance sheet date through May 28, 2024, the issuance date of these the financial statements and has not identified any additional items requiring disclosure that have not previously been mentioned elsewhere.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q (this “Report”), “we,” “our,” “us,” “Tevogen,” “the Company” and similar terms refer to Tevogen Bio Holdings Inc. and its subsidiaries collectively unless the context indicates otherwise. All quarterly information in this Management’s Discussion and Analysis is unaudited. The following discussion and analysis of our results of operations and our liquidity and capital resources should be read together with our unaudited consolidated financial statements and the related notes appearing elsewhere this Report and the audited financial information and related notes, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”), and in Exhibits 99.1 and 99.2 to our Current Report on Form 8-K/A dated April 29, 2024 (the “Form 8-K”).

Forward-Looking Statements

This Report contains forward-looking statements intended to be covered by the safe harbor provisions for forward-looking statements in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may use words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words or expressions that convey future events, conditions, circumstances, or outcomes to identify these forward-looking statements. Forward-looking statements in this Report include, without limitation, statements regarding:

●	the development of, potential benefits of, and patient access to our product candidates for the treatment of infectious diseases, cancer, and neurological disorders, including TVGN 489 of the treatment of COVID-19 and Long COVID;

●	our ability to develop additional product candidates, including through the use of our ExacTcellTM platform;

●	the anticipated benefits of ExacTcell;

●	our expectations regarding our future clinical trials;

●	our manufacturing plans;

●	our ability to generate revenue in the future;

●	our ability to manage, grow, and diversify our business and execute our business initiatives and strategy;

●	expectations regarding the healthcare and biopharmaceutical industries;

●	the potential liquidity and trading of our securities; and

●	the future business, operations, and financial performance of our company.

Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account information currently available to us and are not guarantees of future results. A number of important factors could cause actual results to differ materially from the results anticipated by these forward-looking statements, including the following risks and uncertainties, among others:

●	the effect of the recent Business Combination (as defined below) of Semper Paratus Acquisition Corporation (n/k/a Tevogen Bio Holdings Inc.) and Tevogen Bio Inc (n/k/a Tevogen Bio Inc.) (“Tevogen Bio”) on our business relationships, operating results, and business generally;

●	the outcome of any legal proceedings that may be instituted against us related to the Business Combination;

●	changes in the markets in which we compete, including with respect to its competitive landscape, technology evolution, or regulatory changes;

●	changes in domestic and global general economic conditions;

●	we may not be able to execute our growth strategies or may experience difficulties in managing our growth and expanding operations;

●	we may not be able to effectively remediate our material weakness and develop and maintain effective internal controls;

●	costs related to the Business Combination and the failure to realize anticipated benefits of the Business Combination;

●	we may fail to achieve our commercialization and development plans and identify and realize additional opportunities, which may be affected by, among other things, competition and our ability to grow and manage growth economically and hire and retain key employees;

●	we may fail to keep pace with rapid technological developments to provide new and innovative products and services or make substantial investments in unsuccessful new products and services;

●	risks related to our ability to develop, license, or acquire new therapeutics;

●	we will need to raise additional capital, which may not be available on acceptable terms or at all, in order to execute our business plan;

●	the risk of regulatory lawsuits or proceedings relating to our business;

●	uncertainties inherent in the execution, cost, and completion of preclinical studies and clinical trials;

●	risks related to regulatory review and approval and commercial development;

●	risks associated with intellectual property protection;

●	our limited operating history;

●	our ability to continue as a going concern; and

●	our success and continuation of business operations are dependent on raising additional capital sufficient to meet our obligations on a timely basis.

Forward-looking statements should be considered in light of these factors and the factors described elsewhere in this Report, including in the “Risk Factors” section, in the “Risk Factors” section of our Annual Report, and in our various filings with the Securities and Exchange Commission (the “SEC”). It is important that you read these factors and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. If any of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. You should also read the more detailed description of our business in our Annual Report when considering forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements herein, which speak only as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements, except as required by law.

Overview

We are a clinical-stage specialty immunotherapy company harnessing one of nature’s most powerful immunological weapons, CD8+ cytotoxic T lymphocytes (“CD8+ CTLs”), to develop off-the-shelf, precision T cell therapies for the treatment of infectious diseases, cancers, and neurological disorders with the aim of addressing the significant unmet needs of large patient populations. We believe that sustainability and commercial success in the forthcoming era of medicine will rely on ensuring patient accessibility through advanced science, innovative business models, and engagement across the development lifecycle and healthcare system. We aspire to be the first biotechnology company offering commercially attractive, economically viable, and cost-effective personalized T cell therapies.

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

ExacTcell therapies are based on carefully selected, naturally occurring CTLs that recognize targets of interest from the body’s native T cell receptor pool, unlike genetically engineered T cell therapies. CD8+ CTLs in ExacTcell-based products target multiple and distinct antigens, with the aim to circumvent the impact of mutations in viruses and cancer cells that can render existing treatments ineffective. ExacTcell is designed to maximize the immunologic specificity of our products in order to eliminate malignant and virally infected cells while allowing healthy cells to remain intact. We believe this high degree of specificity has the potential to significantly reduce the chances of cross-reactivity or adverse impact on healthy cells. Our confidence in ExacTcell is reflected in our development pipeline, which has been carefully tailored to address the unmet needs of large patient populations grappling with life-threatening viral diseases, both viral and non-viral induced cancers, and neurological disorders such as multiple sclerosis.

The first clinical product of ExacTcell, TVGN 489, is being developed to fill a critical gap in COVID-19 therapeutics for the immunocompromised and the high-risk elderly, with potential applications in both treatment and prevention of chronic lingering symptoms of the disease (“Long COVID”). Viruses, including COVID-19, hijack cellular machinery to transform infected cells into virus production plants. Elimination of infected cells is necessary to allow them to be replaced by healthy, uninfected counterparts. TVGN 489 consists of CTLs active against multiple precise, well defined, and well characterized targets across the SARS-CoV-2 genome. The product progressed from pre-discovery to the clinic in less than 18 months, and in January 2023, we completed the Phase 1 proof-of-concept clinical trial of TVGN 489 for the treatment of ambulatory, high-risk adult COVID-19 patients. No dose-limiting toxicities or significant treatment-related adverse events were observed in the treatment arm. Secondary endpoints showing a rapid reduction of viral load and that infusion of TVGN 489 did not prevent development of the patients’ own T cell-related (cellular) or antibody-related (humoral) anti-COVID-19 immunity were also met. None of the patients who participated in the trial reported progression of infection, reinfection, or the development of Long COVID during the six-month follow-up period. These clinical observations were mirrored by laboratory evidence of the persistence of TVGN 489 cells for at least six months after treatment. We plan to launch a pivotal trial of TVGN 489 in COVID-19 patients with B cell malignancies, with studies of other highly vulnerable populations thereafter. TVGN 489 is also in preclinical development for treatment and prevention of Long COVID.

On February 14, 2024 (the “Closing Date”), pursuant to the agreement and plan of merger dated June 28, 2023 (the “Merger Agreement”) by and among Semper Paratus, Semper Merger Sub, Inc., a wholly owned subsidiary of Semper Paratus (“Merger Sub”), SSVK Associates, LLC, Tevogen Bio, and Dr. Ryan Saadi, in his capacity as seller representative, Merger Sub merged with and into Tevogen Bio, with Tevogen Bio being the surviving company and a wholly owned subsidiary of Semper Paratus (the “Merger,” and together with the other transactions contemplated by the Merger Agreement, the “Business Combination”) and Semper Paratus was renamed Tevogen Bio Holdings Inc. (the “Closing”). See Note 4 to our unaudited consolidated financial statements in this quarterly Report 10-Q for additional information regarding the net assets acquired through the Merger. The Merger was accounted for as a reverse recapitalization under U.S. GAAP because the Company was determined to be the accounting acquirer.

Since commencing operations in June 2020, we have devoted substantially all our efforts and financial resources to establishing corporate governance, recruiting essential staff, establishing research and development capability including securing laboratory space and equipment, conducting scientific research, securing intellectual property rights to our inventions related to our product candidates and ExacTcell, carrying out drug discovery including pre-clinical studies and our Phase 1 clinical trial of TVGN 489, raising capital, and pursuing the Business Combination.

To date, we have not generated any revenue. Our net income for the three months ended March 31, 2024, was $11.3 million and our net loss for the three months ended March 31, 2023, was $30.8 million. Net income for the three months ended March 31, 2024, was primarily attributable to a $48.5 million decrease in fair value in the three months ended March 31, 2024 due to the decrease in the fair value of our common stock prior to the Business Combination, partially offset by $7.5 million in transaction costs in connection with the Business Combination and a $29.5 million loss from operations that primarily resulted from non-cash, stock-based compensation expense recognized when the liquidity event condition contained in certain stock-based awards was satisfied upon the Closing. As of March 31, 2024, we had an accumulated deficit of $88.4 million and cash of $1.3 million.

On February 14, 2024, we entered into a securities purchase agreement with an investor pursuant to which the investor purchased 500 shares of our Series A Preferred Stock for an aggregate purchase price of $2.0 million. On March 27, 2024, we entered into an Amended and Restated Securities Purchase Agreement with the investor pursuant to which we amended and restated the original agreement and the investor agreed to purchase 600 shares of our Series A-1 Preferred Stock for an aggregate purchase price of $6.0 million, of which $0.2 million was received during the three months ended March 31, 2024, and $2.0 million has been received subsequent to March 31, 2024. The remainder is expected to be received in the second quarter of 2024. The shares of Series A Preferred Stock are convertible into a total of 500,000 shares of our common stock at the election of the holder, and the shares of Series A-1 Preferred Stock will be convertible into a total of 600,000 shares of the Company’s common stock. The Series A Preferred Stock is and the Series A-1 Preferred Stock will be subject to a call right providing us the right to call the stock if the volume weighted average price of the common stock for the 20 days prior to delivery of the call notice is greater than $5.00 per share and there is an effective resale registration statement on file covering the underlying common stock. The Series A Preferred Stock is and the Series A-1 Preferred Stock will be non-voting, has or will have no mandatory redemption, and carries or will carry an annual 5% cumulative dividend, increasing by 2% each year, and the dividend on the Series A-1 Preferred Stock is capped at 15% per annum.

As described in more detail in “Liquidity and Capital Resources – Funding Requirements” below, on May 10, 2024, we entered into a binding term sheet with a lender for a unsecured line of credit for up to $36.0 million, as well as for a contingent option for the lender to purchase at least $14.0 million of shares of our common stock in a future private placement (the “Optional PIPE”). We anticipate that this transaction will close during the quarter ending June 30, 2024, but we have not yet entered into a definitive agreement and there is no assurance as to the timing of the closing or the amount of proceeds we will ultimately receive.

Based on cash on hand as of the date of this Report, as well as our history of operating losses and negative cash flows from operation combined with our anticipated use of cash, we have concluded that we do not have sufficient cash to fund our operations for 12 months from the issuance date of our unaudited consolidated financial statements, and as a result, under the applicable accounting standards and disclosure rules, there is substantial doubt about our ability to continue as a going concern. In making this determination, applicable accounting standards prohibited us from considering the potential mitigating effect of plans that have not been fully implemented as of the date of our unaudited consolidated financial statements, including without limitation plans to raise additional capital.

We do not expect to generate product revenue unless and until we obtain marketing approval for and successfully commercialize TVGN 489 or another product candidate, and we cannot assure you that we will ever generate significant revenue or profits. We expect to incur significant expenses related to expanding our research and development capability, building our manufacturing infrastructure including through acquisitions, and developing our commercialization organization, including reimbursement, marketing, managed market, and distribution functions, and training and deploying a specialty medical science liaison team.

Components of our Results of Operations

Revenue

To date, we have not generated any revenue, and we do not expect to generate any revenue from the sale of products unless and until we obtain marketing approval for and commercialize TVGN 489 or another product candidate.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including staffing, discovery efforts, preclinical studies, and clinical development of TVGN 489, and preclinical studies of other product candidates, and include:

●	acquisition of supplies and, equipment and, leasing lab spaces;

●	expenses incurred to conduct the necessary pre-clinical studies required by the U.S. Food and Drug Administration to obtain the regulatory approval necessary to conduct our TVGN 489 clinical trial;

●	salaries, benefits, and other related costs for personnel engaged in research and development functions;

●	costs of funding research performed by third parties, including pursuant to agreements with contract research organizations (“CROs”), and investigative site costs to conduct our pre-clinical studies and clinical trials;

●	manufacturing costs, including expenses incurred under agreements with contract manufacturing organizations (“CMOs”), including manufacturing scale-up expenses, and the cost of acquiring and manufacturing pre-clinical study and clinical trial materials;

●	costs of outside consultants, including their fees, stock-based compensation, and related travel expenses;

●	costs of laboratory supplies and acquiring materials for pre-clinical studies and clinical trials; and

●	facility-related expenses, which include direct depreciation costs of equipment and expenses for rent and maintenance of facilities and other operating costs.

Research and development activities are central to the biotechnology business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased study sizes, which also leads generally to longer patient enrollment times in later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase manufacturing, shipping, and storage of clinical batches required for clinical trials, personnel costs, including stock-based compensation, conduct planned clinical trials for TVGN 489 and other clinical and pre-clinical activities for other product candidates, and prepare regulatory filings for any of our product candidates.

The successful development of our current or future product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of any product candidates. The success of TVGN 489 and our other product candidates will depend on several factors, including the following:

●	with respect to products other than TVGN 489, successfully completing pre-clinical studies;

●	successfully initiating future clinical trials;

●	successfully enrolling patients in and completing clinical trials;

●	applying for and receiving marketing approvals from applicable regulatory authorities;

●	obtaining and maintaining intellectual property protection and regulatory exclusivity for TVGN 489 and any other product candidates we are developing or may develop in the future and enforcing, defending, and protecting these rights;

●	making arrangements with third-party manufacturers, or establishing adequate commercial manufacturing capabilities;

●	establishing sales, marketing and distribution capabilities and launching sales of our products, if and when approved, whether alone or in collaboration with others;

●	market adoption of TVGN 489 and any other product candidates, if and when approved, by patients and the medical community;

●	competing effectively with potential therapeutic alternatives in our target disease areas; and

●	adequate reimbursement by private and public payors including health technology appraisal entities in non-U.S. countries.

A change in the outcome of any of these variables concerning the development, manufacturing, or commercialization activities of a product candidate could result in a significant change in the costs and timing associated with the development of that product candidate. For example, if we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive, if there are safety concerns or if we determine that the observed safety or efficacy profile would not be competitive in the marketplace, we could be required to expend significant additional financial resources and time on the completion of clinical development. Product commercialization will take several years, and we expect to spend a significant amount in development costs.

General and Administrative Expenses

General and administrative expenses primarily consist of personnel expenses, which include salaries, benefits, and stock-based long term incentive compensation for employees. These expenses also encompass corporate facility costs such as rent, utilities, depreciation, and maintenance, as well as costs not classified under research and development expenses. Legal fees pertaining to intellectual property and corporate matters, as well as fees for accounting and consulting services, are also included in general and administrative expenses.

We expect that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization efforts, and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers, accountants, and recruitment firms, among other expenses. Increased costs associated with being a public company will also include expenses related to services associated with maintaining compliance with SEC and Nasdaq Stock Market requirements, insurance, and investor relations costs. If any of our current or future product candidates obtains marketing approval, we expect that we would incur significantly increased expenses associated with sales and marketing efforts.

Interest Expense, Net

Interest expense, net consists primarily of interest on our convertible promissory notes, partially offset by interest earned on bank deposits. (See “—Sources of Liquidity” below).

Merger Transaction Costs

Transaction costs we incurred in relation to the Merger were initially capitalized as deferred transaction costs up through the Closing Date, at which time such costs were charged to expense in our statements of operations less the amount of cash received in the Merger.

Change in Fair Value of Convertible Promissory Notes

U.S. accounting standards provide entities with an option to measure many financial instruments and certain other items at fair value. As a result of us electing this option, we recorded all convertible promissory notes at fair value with changes in fair value reported in our statements of operations at each balance sheet date through the settlement of the convertible promissory notes in connection with the Closing, at which time the convertible promissory notes were converted into our common stock.

Income Tax Provision

Since inception, we have generally incurred significant net losses. As of December 31, 2023, we had net operating loss carryforwards, (“NOLs”) for federal and state income tax purposes of $13.9 million and $16.4 million, respectively. We have provided a valuation allowance against the full amount of our net deferred tax assets since, in the opinion of our management, based upon our historical and anticipated future losses, it is more likely than not that the benefits will not be realized.

Our utilization of our NOLs may be subject to a substantial annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, respectively, as well as similar state provisions.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Operating expenses:
Research and development	$20,811,582	$1,347,173
General and administrative	8,705,142	977,109
Total operating expenses	29,516,724	2,324,282
Loss from operations	(29,516,724)	(2,324,282)
Interest expense, net	(155,786)	(288,997)
Merger transaction costs	(7,499,353)	—
Change in fair value of warrants	(31,973)	—
Change in fair value of convertible promissory notes	48,468,678	(28,142,865)
Net income (loss)	$11,264,842	$(30,756,144)

Research and Development Expenses

We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Personnel costs	$1,381,583	$678,782
Stock-based compensation from satisfaction of liquidity condition upon the Closing	18,966,062	—
Other clinical and pre-clinical development expenses	219,110	435,899
Facilities and other expenses	244,827	232,492
Total research and development expenses	$20,811,582	$1,347,173

Research and development expenses for the three months ended March 31, 2024 were $20.8 million, compared to $1.3 million for the three months ended March 31, 2023. The increase was primarily attributable to a non-cash stock-based compensation expense of $19.0 million recognized when the liquidity event condition contained in certain stock-based awards (the “Liquidity Condition”) was satisfied upon the Closing.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Personnel costs	$1,543,787	$289,921
Stock-based compensation from satisfaction of liquidity condition upon the Closing	6,267,425	—
Legal and professional fees	663,297	469,551
Facilities and other expenses	230,633	217,637
Total general and administrative expenses	$8,705,142	$977,109

General and administrative expenses for the three months ended March 31, 2024 were $8.7 million compared to $1.0 million for the three months ended March 31, 2023. The increase was primarily attributable to a non-cash stock-based compensation expense of $6.3 million recognized when the liquidity event condition contained in certain stock-based awards (the “Liquidity Condition”) was satisfied upon the Closing.

Interest Expense, Net

We recognized $0.2 million and $0.3 million in interest expense for the three months ended March 31, 2024 and 2023, respectively, which was attributable primarily to the outstanding principal balance associated with our convertible promissory notes which converted into common stock in connection with the Closing.

Merger Transaction Costs

Merger transaction costs in excess of cash received from the Merger of $7.5 million were recognized as period expenses for the three months ended March 31, 2024.

Change in Fair Value of Convertible Promissory Notes

We recognized a non-cash gain of $48.5 million and a non-cash loss of $28.1 million for the change in fair value of the convertible promissory notes for the three months ended March 31, 2024 and 2023, respectively. The change was primarily a result of the increase in the underlying estimated fair value of the Company’s common stock during the three months ended March 31, 2023 compared to a decrease in the underlying estimated fair value of the Company’s common stock from January 1, 2024 to the settlement of the convertible promissory notes upon the Closing.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2024, we had $1.3 million in cash and an accumulated deficit of $88.4 million compared to $1.1 million in cash and an accumulated deficit of $99.7 million as of December 31, 2023. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from the sale of convertible promissory notes and research tax credits. Since January 2021, we have raised aggregate gross proceeds of $24.0 million from the sale of convertible promissory notes, $2.0 million from the sale of our Series A Preferred Stock, and $1.2 million from the sale of our Series A-1 Preferred Stock.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
Cash provided by (used in)
Operating activities	$(2,163,825)	$(2,177,135)
Investing activities	-	(133,000)
Financing activities	2,429,328	2,500,000
Net change in cash	$265,503	$189,865

Cash Flows from Operating Activities

During the three months ended March 31, 2024, we used $2.2 million of net cash in operating activities. Cash used in operating activities reflected our net income of $11.3 million offset by $13.9 million of non-cash charges related to the change in the fair value of the convertible promissory notes, stock-based compensation expense, depreciation expense, reductions in the operating right of use (“ROU”) assets, non-cash interest on the convertible promissory notes, offset by a $0.5 million net change in our operating assets and liabilities attributable to the timing of our payments to our vendors for research and development activities.

During the three months ended March 31, 2023, we used $2.2 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $30.8 million offset by $28.5 million of non-cash charges related to the change in the fair value of the convertible promissory notes, depreciation expense, reductions in the operating ROU assets, and a $0.1 million net change in our operating assets and liabilities attributable to the timing of our payments to our vendors for research and development activities.

Cash Flows from Investing Activities

During the three months ended March 31, 2023, the Company purchased $0.1 million of property and equipment.

Cash Flows from Financing Activities

During the three months ended March 31, 2024, we received $2.4 million of net cash from financing activities attributable to proceeds from the issuance of $2.0 million Series A Preferred Stock, $0.2 million of non-refundable prepaid proceeds towards the anticipated issuance of Series A-1 Preferred Stock and $0.2 million of cash in connection with the Merger.

During the three months ended March 31, 2023, we received $2.5 million of net cash from financing activities attributable to the proceeds from the convertible promissory notes.

Funding Requirements

Our primary sources of funds to meet our near-term liquidity and capital requirements include cash on hand, including the funding we have received from the sale of our Series A Preferred Stock and the funding we expect to receive from the sale of our Series A-1 Preferred Stock. On February 14, 2024, we entered into a securities purchase agreement with an investor pursuant to which an investor agreed to purchase shares of our Series A Preferred Stock for an aggregate purchase price of $8.0 million. On March 27, 2024, we entered into an agreement pursuant to which that amount was reduced to $2.0 million and the investor agreed to purchase shares of our Series A-1 Preferred Stock for an aggregate purchase price of $6.0 million. We have not yet received $4.8 million of the $6.0 million purchase price for the Series A-1 Preferred Stock. Even if we receive such proceeds, we will still need additional capital to fully implement our business, operating, and development plans.

On May 10, 2024, we entered into a binding term sheet (the “Financing Term Sheet”) with a lender pursuant to which the lender agreed to provide to the Company up to $36.0 million (the “Maximum Loan Amount”) under an unsecured line of credit (the “Facility”). The lender is also the investor in our Series A and Series A-1 Preferred Stock. The Facility would permit us to borrow up to $1.0 million monthly in a single monthly draw over a period of up to three years. Draws would accrue interest at a fixed annual rate of the lower of (i) daily SOFR plus 2.00%, measured on the date we receive the draw (the “Deposit Date”), and (ii) 7.00%, payable quarterly. Interest would be payable in shares of our common stock priced at $1.50 per share, and each draw would mature 48 months after the Deposit Date. Prepayment would be permitted without penalty, and we would be permitted to repay or prepay any amount of outstanding principal balance at our election in cash or in shares of common stock priced at the greater of $1.50 per share and the closing price of the common stock on the day immediately preceding such payment, provided that there is an effective resale registration statement with respect to such shares. Pursuant to the Financing Term Sheet, we would also agree to provide the lender an option to purchase $14.0 million of shares of our common stock plus an additional amount up to the total then-remaining available and undrawn portion of the Maximum Loan Amount (which amount would cease to be available under the Facility). The Optional PIPE would be priced at a 30% discount to the 10-day trailing volume weighted average price of our common stock on the date such volume weighted average price first reaches at least $10.00 per share. We anticipate that we will enter into a definitive agreement for the financing provided by the Financing Term Sheet during the quarter ending June 30, 2024, but we have not yet entered into such an agreement and there is no assurance as to the timing of closing or the amount of proceeds we will ultimately receive.

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

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our pre-clinical studies and clinical trials. In addition, if we obtain marketing approval for TVGN 489 in any indication or for any other product candidate we are developing or develop in the future, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution. Furthermore, we expect to continue to incur increased costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding.

Our future capital requirements will depend on many factors, including:

●	the progress, costs, and results of our planned clinical trials of TVGN 489 and other planned and future clinical trials;

●	the scope, progress, costs and results of our pre-clinical testing and clinical trials of TVGN 489 for additional combinations, targets, and indications;

●	the number of and development requirements for additional indications for TVGN 489 or for any other product candidates;

●	our ability to scale up our manufacturing processes and capabilities to support clinical trials of TVGN 489 and other product candidates we are developing and may develop in the future;

●	the costs, timing, and outcome of regulatory review of TVGN 489 and other product candidates we are developing and may develop in the future;

●	potential changes in the regulatory environment and enforcement rules;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;

●	the costs and timing of future commercialization activities, including product manufacturing, sales, marketing, and distribution, for TVGN 489 and other product candidates we are developing and may develop in the future for which we may receive marketing approval;

●	our ability to obtain and maintain acceptance of any approved products by patients, the medical community, and third-party payors;

●	the amount and timing of revenue, if any, received from commercial sales of TVGN 489 and any other product candidates we are developing or develop in the future for which we receive marketing approval;

●	potential changes in pharmaceutical pricing and reimbursement infrastructure;

●	the availability of raw materials for use in production of our product candidates; and

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending any intellectual property-related claims.

As of March 31, 2024, we had cash of $1.3 million. Based on our cash balance, as well as our history of operating losses and negative cash flows from operation combined with our anticipated use of cash to, among other things, fund the preclinical and clinical development of our products, identify and develop new product candidates, and seek approval for TVGN 489 and our other product candidates and any other product candidates we may develop, management has concluded that we do not have sufficient cash to fund our operations for 12 months from the date of our unaudited consolidated financial statements included in this Report without additional financing, and as a result, there is substantial doubt about our ability to continue as a going concern. In making this determination, applicable accounting standards prohibited us from considering the potential mitigating effect of plans that have not been fully implemented as of the date of our unaudited consolidated financial statements, including raising additional capital. Our financial information has been prepared on a basis that assumes that we will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. This financial information and our unaudited consolidated financial statements do not include any adjustments that may result from an unfavorable outcome of this uncertainty.

Until such time, if ever, as we can generate substantial revenues from product sales, we expect to finance our cash needs through a combination of public and private equity offerings and debt financings, strategic alliances, collaborations, and marketing, distribution, or licensing arrangements. However, adequate additional financing may not be available to us on acceptable terms, or at all, and may be impacted by the economic climate and market conditions. See the risk factor in our Annual Report captioned “We will require substantial additional financing to pursue our business objectives, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations.”

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2024:

	Total	Less than 1 Year	1 to 3 Years
Contractual obligations:
Operating lease commitments (1)	$463,608	$219,162	$244,446
Total contractual obligations	$463,608	$219,162	$244,446

(1)	Reflects obligations pursuant to our office and laboratory leases in Philadelphia, Pennsylvania and Warren, New Jersey.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. Our contracts with CROs, CMOs, and other third parties for the manufacture of our product candidates and to support pre-clinical research studies and clinical testing are generally cancelable by us upon prior notice and do not contain any minimum purchase commitments. Payments due upon cancellation consisting only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation are not included in the table above as the amount and timing of such payments are not known.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, the fair value of our common stock, the fair value of our convertible promissory notes, and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, including those factors set out in the “Risk Factors” section of our Annual Report. See also the section entitled “–Forward-Looking Statements” above.

While our significant accounting policies are described in more detail in Note 3 to our financial statements contained in this Report and Note 3 to the audited financial statements included as Exhibit 99.1 to the Form 8-K, we believe the following accounting policies are the most critical to the judgments and estimates used in the preparation of our financial statements or involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operation.

Research and Development Expenses

Research and development activities are expensed as incurred. As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses, including those related to clinical trials and product candidate manufacturing. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of actual costs. Our service providers invoice us in arrears or require prepayments for services performed, as well as on a pre-determined schedule or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

●	vendors in connection with preclinical and clinical development activities;

●	CROs in connection with clinical trials; and

●	CMOs in connection with the process development and scale-up activities and the production of preclinical and clinical trial materials.

Costs for clinical trials and manufacturing activities are recognized based on an evaluation of our vendors’ progress towards completion of specific tasks, using data such as participant enrollment, clinical site activations, or information provided to us by our vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services were performed. We determine accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of studies, or the services completed. Our estimates of accrued expenses as of each balance sheet date are based on the facts and circumstances known at the time. Costs that are paid in advance of performance are deferred as a prepaid expense and amortized over the service period as the services are provided.

Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses. However, due to the nature of estimates, we cannot assure that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials and other research activities.

Stock-Based Compensation

Awards under our compensation plans are accounted for in accordance with ASC 718. Compensation cost is measured at the grant date fair value of the award and is recognized over the vesting period of the award. We use the straight-line method to record compensation expense of awards with service-based vesting conditions. We account for forfeitures of stock-based awards as they occur. We recognize share-based compensation expense for awards with performance conditions when it is probable that the condition will be met, and the award will vest. Prior to the Merger, we estimated the fair value of our common stock in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Estimating the fair value of common stock

Prior to the Closing, we were required to estimate the fair value of shares of our common stock underlying our stock-based awards and in connection with valuing our convertible promissory notes. Because our common stock was not publicly traded prior to February 15, 2024, the fair value of our common stock prior to such date had been estimated on each grant date by our board of directors, with input from our management, considering third-party valuations of our common stock.

Our board of directors considered various objective and subjective factors to estimate the estimated fair value of our common stock, including:

●	the estimated value of all classes of securities outstanding;

●	the anticipated capital structure that will directly impact the value of the currently outstanding securities;

●	our results of operations and financial position;

●	the status of our research and development efforts;

●	the composition of, and changes to, our management team and board of directors;

●	the lack of liquidity of our common stock as a private company;

●	our stage of development and business strategy and the material risks related to our business and industry;

●	external market conditions affecting the life sciences and biotechnology industry sectors;

●	the likelihood of achieving a liquidity event for the holders of our common stock, such as an initial public offering, or a sale of the company, given the prevailing market conditions; and

●	the market value and volatility of comparable companies.

Fair Value Measurements

Our recurring fair value measurements primarily consist of the convertible promissory notes prior to the Merger, for which we elected the fair value option. As a result of our electing this option, we recorded our convertible promissory notes at fair value.

We used the Probability Weighted Expected Return Method (“PWERM”) valuation methodology to determine the fair value of the convertible promissory notes prior to the Merger for all the periods presented. The PWERM is a scenario-based methodology that estimates the fair value based upon an analysis of future values for the company, assuming various outcomes. The value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available. The future value under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value. Significant assumptions used in determining the fair value of convertible promissory notes include volatility, discount rate, and probability of a future liquidity event. In February 2024, concurrent with the Merger, we converted our outstanding convertible promissory notes into 10,337,419 shares of common stock.

Recent Accounting Pronouncements

See Note 3 to our unaudited consolidated financial statements found in this Report for a description of recent accounting pronouncements applicable to our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report due to the material weaknesses in our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings.

In the ordinary conduct of our business, we may be subject from time to time to legal proceedings. We currently have no material legal proceedings pending.

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in the “Risk Factors” section of our Annual Report, other information set forth in this Report, and the additional information in the other reports we file with the SEC. If any of the risks contained in those reports occur, our business, results of operation, financial condition, and liquidity could be harmed, the value of our securities could decline, and you could lose all or part of your investment. There have been no material changes in the risk factors set forth in the “Risk Factors” section of our Annual Report.

Item 5. Other Information.

During the three months ended March 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description
2.1†	Agreement and Plan of Merger, dated June 28, 2023, by and among the Company, Semper Merger Sub, Inc., SSVK Associates, LLC, Tevogen Bio Inc, and Ryan Saadi, in his capacity as seller representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 29, 2023 (File No. 001-41002))
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 14, 2024 (File No. 001-41002))
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on February 14, 2024 (File No. 001-41002))
3.3	Certificate of Designation of Series A Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 21, 2024 (File No. 001-41002))
3.4	Certificate of Designation of Series A-1 Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2024 (File No. 001-41002))
3.5	Certificate of Designation of Series B Preferred Stock of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on March 21, 2024 (File No. 001-41002))
10.1	Amendment to Letter Agreement, dated February 13, 2024, by and among the Company, its officers, its directors, SVKK Associates, LLC, and Semper Paratus Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed with the SEC on April 29, 2024 (File No. 001-41002))
10.2	Amended and Restated Registration Rights Agreement, dated February 14, 2024, by and among the Company, SSVK Associates, LLC, Semper Paratus Sponsor LLC, Cantor Fitzgerald & Co., and the other signatories thereto (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed with the SEC on April 29, 2024 (File No. 001-41002))
10.3	Lock-Up Agreement, dated February 14, 2024, between the Company, SSVK Associates, LLC, Ryan Saadi, and the other signatories thereto (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed with the SEC on April 29, 2024 (File No. 001-41002))
10.4+	Non-Competition and Non-Solicitation Agreement, effective as of February 14, 2024, by and between the Company and Ryan Saadi (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed with the SEC on April 29, 2024 (File No. 001-41002))
10.5+	Tevogen Bio Holdings Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on February 14, 2024 (File No. 001-41002))
10.6+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the SEC on February 14, 2024 (File No. 001-41002))
10.7+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on February 14, 2024 (File No. 001-41002))
10.8†	Assignment and Assumption Agreement, dated as of February 14, 2024, by and between the Company and SSVK Associates, LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K/A filed with the SEC on February 20, 2024 (File No. 001-41002))
10.9	Amendment to Assignment and Assumption Agreement, dated as of March 15, 2024, by and between the Company and SSVK Associates, LLC (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K filed with the SEC on April 29, 2024 (File No. 001-41002))
10.10+	Restricted Stock Unit Agreement, dated as of February 14, 2024, by and between the Company and Ryan Saadi (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the SEC on April 29, 2024 (File No. 001-41002))
10.11	Securities Purchase Agreement, dated February 14, 2024, by and among the Company and The Patel Family, LLP (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed with the SEC on April 29, 2024 (File No. 001-41002))
10.12	Amended and Restated Securities Purchase Agreement, dated as of March 27, 2024, by and among Tevogen Bio Holdings Inc. and The Patel Family, LLP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2024 (File No. 001-41002))
31.1*	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tevogen Bio Holdings Inc.

Date: May 28, 2024	By:	/s/ Ryan Saadi
Ryan Saadi
Chief Executive Officer
(Duly Authorized Officer)

Date: May 28, 2024	By:	/s/ Kirti Desai
Kirti Desai
Chief Financial Officer
(Principal Financial Officer)

