Form 10-Q
period 2024-06-30
Tevogen Bio Holdings Inc.
filed 2024-08-14
CIK 1860871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of August 12, 2024, there were 170,646,864 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Tevogen Bio Holdings Inc.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash	$1,135,390	$1,052,397
Prepaid expenses and other assets	1,152,554	670,582
Due from related party	158,819	—
Total current assets	2,446,763	1,722,979

Property and equipment, net	377,547	458,651
Right-of-use assets - operating leases	352,673	469,862
Deferred transaction costs	—	2,582,870
Other assets	133,276	271,141
Total assets	$3,310,259	$5,505,503

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$6,666,229	$3,418,378
Accrued expenses and other liabilities	1,776,047	1,096,450
Operating lease liabilities	268,672	252,714
Notes payable	1,651,000	—
Convertible promissory notes	—	80,712,000
Due to related party	250,000	—
Total current liabilities	10,611,948	85,479,542

Convertible promissory notes	—	14,220,000
Operating lease liabilities	96,809	234,858
Derivative warrant liabilities	22,185	—
Written call option derivative liabilities	213,214	—
Total liabilities	10,944,156	99,934,400

Stockholders’ deficit
Series A Preferred Stock, $0.0001 par value; 2,000 shares authorized; 500 shares issued and outstanding as of June 30, 2024	2,799,990	—
Common stock, $0.0001 par value; 800,000,000 shares authorized; 168,826,402 and 119,999,989 shares issued and outstanding at June 30, 2024 and December 31, 2023	16,883	12,000
Additional paid-in capital	87,605,572	5,216,840
Accumulated deficit	(98,056,342)	(99,657,737)
Total stockholders’ deficit	(7,633,897)	(94,428,897)
Total liabilities and stockholders’ deficit	$3,310,259	$5,505,503

See accompanying notes to the unaudited consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$4,124,450	$1,031,393	$24,936,032	$2,378,566
General and administrative	4,474,577	1,153,073	13,179,719	2,130,182
Total operating expenses	8,599,027	2,184,466	38,115,751	4,508,748
Loss from operations	(8,599,027)	(2,184,466)	(38,115,751)	(4,508,748)
Interest income (expense), net	6	(299,887)	(155,780)	(588,884)
Merger transaction costs	—	—	(7,499,353)	—
Change in fair value of warrants	38,788	—	6,815	—
Change in fair value of convertible promissory notes	—	(19,700,000)	48,468,678	(47,842,865)
Change in fair value of written call option derivative liabilities	(213,214)	—	(213,214)	—
Loss on issuance of commitment shares	(890,000)	—	(890,000)	—
Net income (loss)	$(9,663,447)	$(22,184,353)	$1,601,395	$(52,940,497)

Net income (loss) attributable to common stockholders, basic	$(6,075,379)	$(22,184,353)	$5,044,907	$(52,940,497)
Net loss attributable to common stockholders, diluted	$(6,075,379)	$(22,184,353)	$(43,124,798)	$(52,940,497)
Net income (loss) per share attributable to common stockholders, basic	$(0.04)	$(0.18)	$0.03	$(0.44)
Net loss per share attributable to common stockholders, diluted	$(0.04)	$(0.18)	$(0.29)	$(0.44)
Weighted-average common stock outstanding, basic	154,167,090	119,999,989	145,655,205	119,999,989
Weighted-average common stock outstanding, diluted	154,167,090	119,999,989	148,154,361	119,999,989

See accompanying notes to the unaudited consolidated financial statements.

Tevogen Bio Holdings Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at January 1, 2024	—	$—	—	$—	119,999,989	$12,000	$5,216,840	$(99,657,737)	$(94,428,897)
Issuance of Series A preferred stock	500	2,799,990	—	—	—	—	—	—	2,799,990
Nonrefundable prepaid proceeds towards anticipated Series A-1 preferred stock issuance	—	—	—	—	—	—	200,000	—	200,000
Issuance of Series B preferred stock	—	—	3,613	3,613,000	—	—	—	—	3,613,000
Conversion of convertible promissory notes into common stock in connection with merger	—	—	—	—	10,337,419	1,034	46,621,593	—	46,622,627
Merger, net of redemptions and transaction costs	—	—	—	—	14,778,056	1,478	(2,885,459)	—	(2,883,981)
Issuance of restricted common stock	—	—	—	—	19,348,954	1,935	(1,935)	—	—
Issuance of common stock for Sponsor advisory service fee	—	—	—	—	150,000	15	676,485	—	676,500
Stock-based compensation	—	—	—	—	—	—	26,333,249	—	26,333,249
Net income	—	—	—	—	—	—	—	11,264,842	11,264,842
Balance at March 31, 2024	500	2,799,990	3,613	3,613,000	164,614,418	16,462	76,160,773	(88,392,895)	(5,802,670)
Issuance of commitment shares in connection with the Loan Agreement	—	—	—	—	1,000,000	100	889,900	—	890,000
Issuance of common stock in connection with Polar note payable	—	—	—	—	1,500,000	150	(150)	—	—
Issuance of common stock in settlement of vested restricted stock units	—	—	—	—	1,711,984	171	(171)	—	—
Nonrefundable prepaid proceeds towards anticipated Series A-1 preferred stock issuance	—	—	—	—	—	—	2,800,000	—	2,800,000
Repurchase of Series B preferred stock	—	—	(3,613)	(3,613,000)	—	—	3,613,000	—	—
Stock-based compensation	—	—	—	—	—	—	4,142,220	—	4,142,220
Net loss	—	—	—	—	—	—	—	(9,663,447)	(9,663,447)
Balance at June 30, 2024	500	$2,799,990	—	$—	168,826,402	$16,883	$87,605,572	$(98,056,342)	$(7,633,897)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at January 1, 2023	—	$—	—	$—	119,999,989	$12,000	$5,216,840	$(39,180,057)	$(33,951,217)
Net loss	—	—	—	—	—	—	—	(30,756,144)	(30,756,144)
Balance at March 31, 2023	—	—	—	—	119,999,989	12,000	5,216,840	(69,936,201)	(64,707,361)
Net loss	—	—	—	—	—	—	—	(22,184,353)	(22,184,353)
Balance at June 30, 2023	—	$—	—	$—	119,999,989	$12,000	$5,216,840	$(92,120,554)	$(86,891,714)

See accompanying notes to the unaudited consolidated financial statements.

Tevogen Bio Holdings Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$1,601,395	$(52,940,497)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	81,104	79,471
Stock-based compensation expense	30,475,469	—
Non-cash interest expense	159,305	589,135
Merger transaction costs	7,099,353	—
Change in fair value of convertible promissory notes	(48,468,678)	47,842,865
Loss on Series A Preferred Stock issuance	799,990	—
Loss on issuance of commitment shares	890,000	—
Change in fair value of warrants	(6,815)	—
Issuance of written call option	375,000	—
Change in fair value of written call option derivative liabilities	(161,786)	—
Amortization of right-of-use asset	117,189	104,438
Change in operating assets and liabilities:
Prepaid expenses and other assets	(479,471)	144,472
Other assets	(68,446)	21,343
Accounts payable	3,151,676	372,614
Accrued expenses and other liabilities	(589,529)	(500,656)
Operating lease liabilities	(122,091)	(107,839)
Net cash used in operating activities	(5,146,335)	(4,394,654)
Cash flows from investing activities:
Purchases of property and equipment	—	(133,000)
Net cash used in investing activities	—	(133,000)
Cash flows from financing activities:
Cash acquired in connection with the reverse recapitalization	229,328	—
Proceeds from issuance of Series A Preferred Stock	2,000,000	—
Nonrefundable prepaid proceeds towards anticipated Series A-1 Preferred Stock Issuance	3,000,000	—
Proceeds from issuance of convertible promissory notes	—	2,500,000
Net cash provided by financing activities	5,229,328	2,500,000
Net increase (decrease) in cash	82,993	(2,027,654)
Cash – beginning of period	1,052,397	5,484,265
Cash – end of period	$1,135,390	$3,456,611
Supplementary disclosure of noncash investing and financing activities:
de-SPAC transaction fees included in accrued expenses and other liabilities	—	276,000
Conversion of convertible promissory notes into common stock in connection with Merger	46,622,627	—
Repurchase of Series B preferred stock	3,613,000	—
Issuance of common stock for net liabilities upon reverse recapitalization, net of transaction costs	(3,113,309)	—

See accompanying notes to the unaudited consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

Tevogen Bio Holdings Inc., a Delaware corporation (the “Company”), is a clinical-stage specialty immunotherapy company harnessing the power of CD8+ cytotoxic T lymphocytes to develop off-the-shelf, precision T cell therapies for the treatment of infectious diseases, cancers, and neurological disorders. The Company’s precision T cell technology platform, ExacTcell, is a set of processes and methodologies to develop, enrich, and expand single human leukocyte antigen-restricted CTL therapies with proactively selected, precisely defined targets. The Company has completed a Phase 1 proof-of-concept trial for the first clinical product of ExacTcell, TVGN 489, for the treatment of ambulatory, high-risk adult COVID-19 patients, and has other product candidates in its pipeline.

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

Following the Merger, the former equity holders and holders of convertible promissory notes of Tevogen Bio held 91.0% of the outstanding shares of common stock of the Company and the former shareholders, creditors, and other contractual counterparties of Semper Paratus held 9.1% of the Company.

NOTE 2. DEVELOPMENT-STAGE RISKS AND LIQUIDITY

The Company has generally incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $98,056,342 as of June 30, 2024. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development. Management believes that cash of $1,135,390 as of June 30, 2024 and the Loan Agreement entered into in June 2024 (as defined in Note 7), which allows the Company to draw down term loans of $1,000,000 per month over thirty-six months for a total of $36,000,000, will allow the Company to have adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these unaudited consolidated financial statements. In July 2024, the Company drew $500,000 under the Loan Agreement. In August 2024, the Company drew an additional $500,000 under the Loan Agreement. The Company does not plan to initiate a clinical trial until additional funding is received.

Management is currently evaluating different strategies to obtain the additional funding for future operations for subsequent periods. These strategies may include but are not limited to private placements of equity and/or debt, licensing and/or marketing arrangements, and public offerings of equity and/or debt securities. The Company may not be able to obtain financing on acceptable terms, or at all, and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain additional funding, the Company could be required to delay, reduce or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect its business prospects.

Operations since inception have consisted primarily of organizing the Company, securing financing, developing licensed technologies, performing research, conducting pre-clinical studies and clinical trials, and pursuing the Business Combination. The Company is subject to risks associated with any specialty biotechnology company that has substantial expenditures for research and development. There can be no assurance that the Company’s research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants.

Tevogen Bio Holdings Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies included in the Company’s annual financial statements that can be found in Exhibit 99.1 of the Company’s Current Report on Form 8-K/A filed with the SEC on April 29, 2024 (the “Form 8-K”), have not materially changed, except as reflected in the following:

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules and regulations of the SEC. Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of a normal recurring nature, (which consist primarily of accruals, estimates, and assumptions that impact the consolidated financial statements) that are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations of Tevogen Bio filed as Exhibits 99.1 and 99.2 to the Form 8-K. The interim results for the period presented are not necessarily indicative of the results to be expected for the year ending December 31, 2024, or for any future interim periods.

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

Significant areas that require management’s estimates include the fair value of the common stock and convertible promissory notes prior to the Merger, the fair value of the Series A Preferred Stock and Series B Preferred Stock, fair value of the purchase options under the Loan Agreement, stock-based compensation assumptions, the estimated useful lives of property and equipment and accrued research and development expenses.

Freestanding and Embedded Common Stock Purchase Options

Equity-linked purchase options issued in connection with the Loan Agreement (as defined below) are assessed to determine whether they are freestanding or embedded with the host instrument under ASC 815, Derivatives and Hedging-Contracts in Entity’s Own Equity (“ASC 815”). Each type of purchase option is then assessed for equity or liability classification under ASC 815. The Company’s embedded and freestanding purchase options were determined to be liability-classified derivative instruments and are measured at fair value both on the date of issuance and at each subsequent balance sheet date, with changes in fair value recorded to ‘Change in fair value of written call option derivative liabilities’ within the consolidated statements of operations and consolidated statements of cash flows.

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

Tevogen Bio Holdings Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

As the result of the Merger, the Company accounts for its warrants originally sold as part of Semper Paratus’s initial public offering (the “IPO”) in accordance with ASC 815, and considering ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). The assessment considers whether the warrants are freestanding financial instruments and meet the definition of a liability pursuant to ASC 480 and meet all of the conditions for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized as a non-cash loss on the consolidated statements of operations. Under these standards, the Company’s private placement warrants sold at the time of the IPO do not meet the criteria for equity classification and must be recorded as liabilities while the public warrants sold in connection with the IPO do meet the criteria for equity classification and must be recorded as equity.

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

Balance at January 1, 2024	$94,932,000
Accrued interest expense	159,305
Change in fair value	(48,468,678)
Derecognition upon conversion of convertible promissory notes	(46,622,627)
Balance at June 30, 2024	$—

Balance at January 1, 2023	$39,297,000
Initial fair value at issuance	2,500,000
Accrued interest expense	589,135
Change in fair value	47,842,865
Balance at June 30, 2023	$90,229,000

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

There were no transfers between levels during the six months ended June 30, 2024 and 2023.

Tevogen Bio Holdings Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Upon the Closing, the Company acquired private warrants the fair value of which decreased by $6,815 between the Closing Date and June 30, 2024. Such fair value measurements are Level 3 inputs. The following table provides a roll-forward of the aggregate fair values of the warrants.

Derivative warrant liabilities
Balance at February 15, 2024	$—
Initial fair value at issuance	29,000
Change in fair value	(6,815)
Balance at June 30, 2024	$22,185

In June 2024, the Company acquired written call options, the fair value of which decreased by $161,786 between the issuance and June 30, 2024. Such fair value measurements are Level 3 inputs. The following table provides a roll-forward of the aggregate fair values of the written call options.

Written call option derivative liabilities
Balance at February 15, 2024	$—
Initial fair value at issuance	375,000
Change in fair value	(161,786)
Balance at June 30, 2024	$213,214

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities	3	$—	$—	$22,185
Written call option derivative liabilities	3	$—	$—	$213,214

The Company’s nonrecurring fair value measurements consist of Series A Preferred Stock. Such fair value measurements are Level 3 inputs. The Company determined the fair value of Series A Preferred Stock using a Monte Carlo simulation. Key inputs utilized in the Monte Carlo simulation to estimate fair value of Series A Preferred Stock included a range of volatility between 75% to 85%, a holding period to a deemed liquidation event, as defined in the Series A Preferred Stock agreement, ranging from 0.5 to 10.0 years, and a risk-free interest rate between 4.3% and 5.3%. The difference between the cash received of $2,000,000 upon issuance of the Series A Preferred Stock and its estimated fair value was recognized as general and administrative expense on the consolidated statements of operations.

In June 2024, the Company entered into a Loan Agreement (the “Loan Agreement”) with The Patel Family, LLP (the “Lender”), a related party of the Company, providing for an unsecured line of credit facility (the “Facility”) for term loans of up to $36,000,000. The Company used a Monte Carlo simulation to determine the fair value of the freestanding $14,000,000 purchase option and embedded $36,000,000 purchase option associated with the Loan Agreement. The Monte Carlo simulation methodology simulates the Company’s future stock price to estimate if and when the Trailing VWAP (as defined below) will reach $10.00 per share, and discounts the resulting payoff back to each valuation date using a present value factor. Significant assumptions used in determining the fair value of these options include volatility of 72.5% and discount rate of 4.94%.

Net Income (Loss) Per Share

The Company computes basic net income (loss) per share by dividing net income (loss) by the weighted-average common stock outstanding during the period. The Company determined that each outstanding share of preferred stock and restricted common stock would participate in earnings available to common stockholders but would not participate in losses. The Company computes diluted net income (loss) per share by dividing the net income (loss) by the sum of the weighted-average number of common stock outstanding during the period, plus the potential dilutive effects, if any, of potentially dilutive securities.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815 -40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. ASU 2020-06 also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. Effective January 1, 2024, the Company adopted ASU 2020-06 and that adoption did not have an impact on its consolidated financial statements and related disclosures.

Tevogen Bio Holdings Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4. BUSINESS COMBINATION

On the Closing Date, the Company completed the Business Combination described in Note 1. The Merger was accounted for as a reverse recapitalization under GAAP because Tevogen Bio was determined to be the accounting acquirer based upon the terms of the Merger and other factors, including that following the Merger, former Tevogen Bio (i) equityholders and holders of convertible promissory notes owned approximately 91.0% of the Company, (ii) directors constituted the majority (six of seven) of the directors of the Company, and (iii) management held all key positions of management of the Company. Accordingly, the Merger was treated as the equivalent of Tevogen Bio issuing stock to acquire the net assets of Semper Paratus. As a result of the Merger, the net liabilities of Semper Paratus were recorded at their acquisition-date fair value in the consolidated financial statements and the reported operating results prior to the Merger are those of Tevogen Bio. Immediately after the Merger, there were 164,614,418 shares of the Company’s common stock outstanding.

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

Total transaction costs of $7,728,681 were incurred in relation to the Merger through the Closing Date, of which $229,328 were charged directly to equity to the extent of the cash received from the Merger, with the balance of $7,499,353 charged to Merger transaction costs for the six months ended June 30, 2024.

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

In connection with the Merger, the Company issued Series B Preferred Stock to the Sponsor in return for the Sponsor assuming $3,613,000 of liabilities and obligations (“Assumed Liabilities”) of Semper Paratus and Tevogen Bio. The issuance date fair value of the Series B Preferred Stock was recorded to Merger transaction costs within the consolidated statements of operations. All of the issued Series B Preferred Stock was repurchased by the Company during the three months ended June 30, 2024 in exchange for the Sponsor being released from their obligation to repay the Assumed Liabilities. See Note 9 for additional information.

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

Tevogen Bio Holdings Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	June 30,	December, 31
	2024	2023
Professional services	$1,387,446	$976,301
Other	388,601	120,149
Total	$1,776,047	$1,096,450

NOTE 7. DEBT

Loan Agreement

On June 6, 2024, the Company entered into the Loan Agreement with the Lender, providing for an unsecured line of credit facility for term loans of up to $36,000,000. Under the Facility, the Company may draw up to $1,000,000 in term loans per calendar month over a draw period of 36 months. Each term loan draw will have a maturity date of 48 months and will accrue interest at the lower of (i) daily SOFR plus 2.00% and (ii) 7.00%. Interest accrues quarterly and is payable on the three-month anniversary of the draw date. Interest is payable in shares of common stock at an effective price of $1.50 per share. Principal may be prepaid prior to the maturity date without penalty, and repayments or prepayments may be made in cash or common stock at the Company’s election. Payments of principal in common stock would be made at an effective price of the greater of $1.50 per share and the ten-day trailing volume weighted average price per share of the common stock (the “Trailing VWAP”) as of the trading day prior to payment. As an incentive to enter into the Loan Agreement, the Company issued 1,000,000 shares of common stock to the Lender during June 2024.

The Loan Agreement includes a purchase option whereby the Lender has the option to purchase up to $14,000,000 of shares of common stock at a purchase price equal to 70% of the Trailing VWAP per share (the “$14.0 million Purchase Option”). The $14.0 million Purchase Option only becomes exercisable once Trailing VWAP reaches $10.00 per share. The $14.0 million Purchase Option was determined to be a freestanding derivative liability under ASC 815 and is carried at fair value, with changes in fair value recorded to change in fair value of written call option derivatives liabilities within the consolidated statements of operations.

The Loan Agreement also includes a purchase option (the “Additional Amount Purchase Option”) that is identical to the $14.0 million Purchase Option, except that the option is exercisable for an amount up to the then-remaining undrawn term loan amount under the Loan Agreement at the time Trailing VWAP reaches $10.00 per share. The Additional Amount Purchase Option was determined to be an embedded derivative within the written loan commitment that requires bifurcation under ASC 815, and is carried at fair value with changes in fair value recorded to change in fair value of written call option derivatives liabilities within the consolidated statements of operations.

The $14.0 million Purchase Option and the Additional Amount Purchase Option are recorded to written call option derivative liabilities within the consolidated balance sheet.

The Loan Agreement is a written loan commitment that is not eligible for the fair value option under ASC 825, Financial Instruments. However, management intends to elect the fair value option for future draws under this commitment, and therefore has expensed all issuance costs associated with the Loan Agreement, which are comprised of the fair value of the 1,000,000 shares of common stock issued to the Lender of $890,000, as well as the issuance date fair value of $105,000 and $270,000 for the $14.0 million Purchase Option and Additional Amount Purchase Option, respectively.

Tevogen Bio Holdings Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Notes Payable

As a result of the Merger, the Company assumed notes payable held by Polar Multi-Strategy Master Fund (“Polar”) for which the proceeds were to be used for working capital purposes by Semper Paratus with an outstanding balance of $1,651,000 on the Closing Date and remain outstanding at June 30, 2024. The notes payable do not accrue interest. The outstanding balance of the notes was required to be repaid in full within five business days of the Merger, and the Company is therefore in default of its obligations at June 30, 2024. The notes’ default provisions do not require the Company to transfer any shares or pay any amounts to Polar. In May 2024, the Company issued 1,500,000 shares of common stock as loan consideration to Polar under a subscription agreement as a result of the Merger.

NOTE 8. STOCK-BASED COMPENSATION

In connection with the Closing, the Company adopted the Tevogen Bio Holdings Inc. 2024 Omnibus Incentive Plan (the “2024 Plan”) and no longer grants awards pursuant to the 2020 Equity Incentive Plan (the “2020 Plan”). Each restricted stock unit (“RSU”) award granted under the 2020 Plan that was outstanding and unvested as of the Closing Date was automatically canceled and converted into an award under the 2024 Plan with respect to the common stock of the Company (the “Rollover RSUs”). Such Rollover RSUs remain subject to the same terms and conditions as set forth under the applicable award agreement prior to the Closing.

In addition to covering the Rollover RSUs, under the 2024 Plan, the Company is authorized to grant awards up to an aggregate 40,000,000 shares of common stock. The 2024 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, and other equity-based awards. As of June 30, 2024, awards for 20,651,046 shares remained available to be granted under the 2024 Plan.

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

On the Closing Date, the Company issued an aggregate of 19,348,954 RSUs under the 2024 Plan to the Company’s Chief Executive Officer, Dr. Ryan Saadi (the “Special RSU Award”). Such RSUs immediately converted into shares of restricted common stock (“Restricted Stock”), the restrictions on which lapse in four equal annual installments beginning on February 14, 2031 (“Vesting Period”). Pursuant to the terms of the Special RSU Award, Dr. Saadi will be entitled to vote the Restricted Stock, but the shares may not be sold, assigned, transferred, pledged, hypothecated, or otherwise encumbered, subject to forfeit. Dr. Saadi will automatically forfeit all unvested Restricted Stock in the event he departs the Company. The fair value per share for the Special RSU Award was determined to be $4.51 per share, equivalent to the Company’s stock price on the Closing Date, resulting in a total grant date fair value of $87,263,783. In accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), the Company will recognize compensation expense on a straight-line basis from the Closing Date until the completion of the Vesting Period.

Restricted Stock and RSU activity was as follows:

	Service-Based Restricted Stock		Performance-Based RSUs
	Shares	Weighted average grant-date fair value	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2024	—	$—	10,900,128	$2.97
Granted	19,348,954	4.51	—	—
Vested	—	—	(7,174,362)	2.85
Forfeited	—	—	—	—
Nonvested as of June 30, 2024	19,348,954	$4.51	3,725,766	$3.19

As a result of the Merger, the liquidity event performance condition was achieved and therefore compensation cost of $1,966,603 the three months ended June 30, 2024 and $27,200,090 for the six months ended June 30, 2024 was recognized for the Performance-Based RSUs, of which 1,711,984 shares were issued as of June 30, 2024, and 5,462,378 shares will be issued subsequent to June 30, 2024. There was $83,988,402 of unrecognized compensation cost related to Restricted Stock as of June 30, 2024 which will be expensed over a weighted average period of 9.6 years. There was $5,138,040 of unrecognized compensation cost related to Performance-Based RSUs as of June 30, 2024, which will be expensed over a weighted average period of 0.9 years.

Tevogen Bio Holdings Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded stock-based compensation expense in the following expense categories in the accompanying consolidated statements of operations:

	Three months ended	Six months ended
	June 30, 2024	June 30, 2024
Research and development	$3,010,944	$22,746,840
General and administrative	1,131,276	7,728,629
Total	$4,142,220	$30,475,469

No stock-based compensation expense was recognized during the three or six months ended June 30, 2023.

NOTE 9. STOCKHOLDERS’ DEFICIT

Common Stock

As of February 15, 2024, the Company’s common stock and warrants began trading on The Nasdaq Stock Market LLC under the symbols “TVGN” and “TVGNW”, respectively.

As of June 30, 2024, the Company had 168,826,402 shares of common stock issued and outstanding. For accounting purposes related to earnings per share, only shares that are fully vested or are not subject to repurchase are considered issued and outstanding.

Below is a reconciliation of shares of common stock issued and outstanding:

June 30,
2024
Total shares of common stock legally issued and outstanding	168,826,402
Plus: shares to be issued:
Vested Performance-Based RSUs from satisfaction of liquidity condition upon the Closing (a)	5,462,378
Less: Shares subject to future vesting:
Issuance of restricted common stock subject to forfeiture (b)	(19,348,954)
Total shares issued and outstanding	154,939,826

(a)	As of June 30, 2024, there were Performance-Based RSUs that had vested when the liquidity condition applicable to such awards was satisfied upon the Closing but had not been legally settled into common stock. See Note 8 for additional information.

(b)	Dr. Saadi will automatically forfeit all unvested Restricted Stock granted pursuant to the Special RSU Award in the event he departs the Company. See Note 8 for additional information on the Special RSU Award.

Prior to the Merger, Tevogen Bio had outstanding shares of voting and non-voting common stock. Upon the Closing, Tevogen Bio’s common stockholders received shares of the Company’s common stock in an amount determined by application of the Exchange Ratio, as discussed in Note 1.

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of preferred stock, par value $0.0001 per share.

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

Series A-1 Preferred Stock

On March 27, 2024, the Company entered into an Amended and Restated Securities Purchase Agreement with the Series A investor covering the issuance of 600 shares of Series A-1 Preferred Stock for a gross purchase price of $6,000,000. The terms of the Series A-1 Preferred Stock are identical to the Series A, except that the cumulative dividends are capped at 15% per annum, and the Series A-1 Issuance Price is defined as $10,000 per share. As of June 30, 2024, the investor had paid a non-refundable deposit of $3,000,000 towards the Series A-1 purchase price, and no shares of Series A-1 Preferred Stock were issued or outstanding.

Series B Preferred Stock

In connection with the Closing, the Company entered into an agreement to issue shares of Series B to the Sponsor in return for the Sponsor assuming certain liabilities and obligations of Semper Paratus and Tevogen Bio. In March 2024, 3,613 shares of Series B were issued in return for the assumption of the Assumed Liabilities. As the Assumed Liabilities remained unpaid and the Company was not legally released by the creditors, the liabilities were not extinguished and remained on the Company’s balance sheet. The issuance date fair value of the Series B was determined to be $3,613,000 and was recorded within Merger transaction costs in the consolidated statements of operations. The Series B was classified as permanent equity.

In June 2024, the Company and the Sponsor entered into the Preferred Stock Repurchase Agreement, pursuant to which the Company repurchased all outstanding Series B in exchange for the release of the Sponsor from its obligations, but no cash consideration. The repurchase was recorded as a deemed contribution from a related party and recorded to additional paid-in capital. As of June 30, 2024, there were no shares of Series B outstanding. The Assumed Liabilities remain on the Company’s balance sheet at June 30, 2024.

Tevogen Bio Holdings Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

Upon the Closing, 17,975,000 warrants initially issued by Semper Paratus in November 2021, comprising 17,250,000 public warrants sold in the IPO and 725,000 warrants issued in a concurrent private placement, were assumed.

Public Warrants

The public warrants have an exercise price of $11.50 per share, became exercisable on March 15, 2024, and will expire at 5:00 p.m., New York City time, on February 14, 2029, or earlier upon redemption or liquidation. Warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement covering the shares of the Company’s common stock issuable upon exercise of the warrants, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended, or another exception. The Company may redeem the public warrants if the Company’s common stock equals or exceeds $18.00 per share for 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the holders of public warrants. As of June 30, 2024, there are 17,249,978 public warrants outstanding.

Private Placement Warrants

Each private placement warrant is identical to the public warrants, except that the private placement warrants, so long as they are held by the initial purchasers or their permitted transferees, (i) will not be redeemable by the Company and (ii) may be exercised by the holders on a cashless basis. As of June 30, 2024, there are 725,000 private placement warrants outstanding.

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

As of June 30, 2024, the Sponsor owes the Company $158,819 to cover working capital expenses, which is presented on the consolidated balance sheets under the line item “Due from related party”.

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

Loan Agreement

See Note 7 for additional information on the Loan Agreement, which provides for an unsecured line of credit facility for term loans of up to $36,000,000 in the aggregate.

Tevogen Bio Holdings Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$(9,663,447)	$(22,184,353)	$1,601,395	$(52,940,497)
Less: Cumulative undeclared Series A dividends	(24,932)	—	(26,301)	—
Add: Series B repurchase	3,613,000	—	3,613,000	—
Less: Undistributed earnings allocated to participating securities	—	—	(143,187)	—
Net income (loss) attributable to common stockholders, basic	$(6,075,379)	$(22,184,353)	$5,044,907	$(52,940,497)

Net income (loss)	$(9,663,447)	$(22,184,353)	$1,601,395	$(52,940,497)
Less: Cumulative undeclared Series A dividends	(24,932)	—	(26,301)	—
Add: Series B repurchase	3,613,000	—	3,613,000	—
Less: Convertible promissory note interest	—	—	155,786	—
Less: Convertible promissory note change in fair value	—	—	(48,468,678)	—
Net loss attributable to common stockholders, diluted	$(6,075,379)	$(22,184,353)	$(43,124,798)	$(52,940,497)

Denominator:
Weighted average common stock outstanding, basic	154,167,090	119,999,989	145,655,205	119,999,989
Net income (loss) per share attributable to common stockholders, basic	$(0.04)	$(0.18)	$0.03	$(0.44)
Weighted average common stock outstanding, basic	154,167,090	119,999,989	145,655,205	119,999,989
Effect of potentially dilutive convertible promissory notes	—	—	2,499,156	—
Total potentially dilutive securities	—	—	2,499,156	—
Weighted average common stock outstanding, diluted	154,167,090	119,999,989	148,154,361	119,999,989
Net loss per share attributable to common stockholders - diluted	$(0.04)	$(0.18)	$(0.29)	$(0.44)

As of June 30, 2024 and 2023, the Company’s potentially dilutive securities included Series A Preferred Stock, outstanding public warrants and convertible promissory notes on an as-converted basis.

Series A and Restricted Stock are participating securities as Series A is entitled to participate in dividends and in earnings (but not losses) of the Company on an as-converted basis as shares of common stock and the Restricted Stock holder is entitled to participate in any dividends declared on common stock. Accordingly, undistributed earnings are allocated to common shares and participating securities based on the weighted-average shares of each class outstanding during the period. See Note 8 and Note 9 for additional rights and privileges of Restricted Stock and Series A, respectively.

Restricted Stock are excluded from the weighted average common stock outstanding pending the achievement of underlying service conditions.

The Company excluded the following potential shares from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	June 30,
	2024	2023
Outstanding restricted stock units (a)	3,725,766	10,360,375
Restricted Stock	19,348,954	—
Public warrants	17,249,978	—
Private warrants	725,000	—
Convertible promissory notes (b)	—	1,544,602
Earnout Shares	24,500,000	—
Total	65,549,698	11,904,977

(a)	As of June 30, 2024, there were an additional 5,462,378 restricted stock units that had vested but had not been legally settled into common stock and therefore were included in the basic net income per share. See Note 8 for additional information.

(b)	The number of shares were determined based on the conversion upon maturity provisions in the convertible promissory note agreements, dividing the conversion amount (principal plus accrued interest) by three times the estimated fair value of the Company’s common stock derived from the Company’s most recently completed convertible promissory notes valuation as of the balance sheet date.

The above table excludes any potentially anti-dilutive shares as a result of the $14.0 million Purchase Option and the Additional Amount Purchase Option (see Note 7). These are excluded as the number of shares issuable cannot be determined until the conditions for issuance are met and the share prices are known upon exercise.

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions for potential recognition or disclosure from the balance sheet date through August 14, 2024, the issuance date of these the financial statements and has not identified any additional items requiring disclosure except as noted below.

In July 2024, the Company drew $500,000 under the Facility. This was the Company’s first draw from the Facility.

In August 2024, the Company drew an additional $500,000 under the Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q (this “Report”), “we,” “our,” “us,” “Tevogen,” “the Company” and similar terms refer to Tevogen Bio Holdings Inc. and its subsidiaries collectively unless the context indicates otherwise. All quarterly information in this Management’s Discussion and Analysis is unaudited. The following discussion and analysis of our results of operations and our liquidity and capital resources should be read together with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Report and the audited financial information and related notes, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”), and in Exhibits 99.1 and 99.2 to our Current Report on Form 8-K/A dated April 29, 2024 (the “Form 8-K”).

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

Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account information currently available to us and are not guarantees of future results. A number of important factors could cause actual results to differ materially from the results anticipated by these forward-looking statements, including the following risks and uncertainties, among others:

●	the effect of the recent Business Combination (as defined below) of Semper Paratus Acquisition Corporation (n/k/a Tevogen Bio Holdings Inc.) and Tevogen Bio Inc (n/k/a Tevogen Bio Inc.) (“Tevogen Bio”) on our business relationships, operating results, and business generally;

●	the outcome of any legal proceedings that may be instituted against us related to the Business Combination;

●	changes in the markets in which we compete, including with respect to its competitive landscape, technology evolution, or regulatory changes;

●	changes in domestic and global general economic conditions;

●	we may not be able to execute our growth strategies or may experience difficulties in managing our growth and expanding operations;

●	we may not be able to develop and maintain effective internal controls;

●	costs related to the Business Combination and the failure to realize anticipated benefits of the Business Combination;

●	we may fail to achieve our commercialization and development plans and identify and realize additional opportunities, which may be affected by, among other things, competition and our ability to grow and manage growth economically and hire and retain key employees;

●	we may fail to keep pace with rapid technological developments to provide new and innovative products and services or make substantial investments in unsuccessful new products and services;

●	risks related to our ability to develop, license, or acquire new therapeutics;

●	we will need to raise additional capital, which may not be available on acceptable terms or at all, in order to execute our business plan;

●	the risk of regulatory lawsuits or proceedings relating to our business;

●	uncertainties inherent in the execution, cost, and completion of preclinical studies and clinical trials;

●	risks related to regulatory review and approval and commercial development;

●	risks associated with intellectual property protection;

●	our limited operating history;

●	our ability to continue as a going concern;

●	our success and continuation of business operations are dependent on raising additional capital sufficient to meet our obligations on a timely basis;

●	risks related to the failure to satisfy continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), including maintaining a minimum closing bid price of $1.00 per share pursuant to Nasdaq Listing Rule 5550(a)(2); and

●	our failure to timely file certain periodic reports with the Securities and Exchange Commission (“SEC”) and our ability to timely file such reports in the future.

Forward-looking statements should be considered in light of these factors and the factors described elsewhere in this Report, including in the “Risk Factors” section, in the “Risk Factors” section of our Annual Report, and in our various filings with the SEC. It is important that you read these factors and the other cautionary statements made in this Report as being applicable to all related forward-looking statements wherever they appear in this Report. If any of these factors materialize, or if any underlying assumptions prove incorrect, our actual results, performance, or achievements may differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. You should also read the more detailed description of our business in our Annual Report when considering forward-looking statements. We caution readers not to place undue reliance on any forward-looking statements herein, which speak only as of the date of this Report. We undertake no obligation to publicly update any forward-looking statements, except as required by law.

Overview

We are a clinical-stage specialty immunotherapy company harnessing one of nature’s most powerful immunological weapons, CD8+ cytotoxic T lymphocytes (“CD8+ CTLs”), to develop off-the-shelf, precision T cell therapies for the treatment of infectious diseases, cancers, and neurological disorders with the aim of addressing the significant unmet needs of large patient populations. We believe that sustainability and commercial success in the forthcoming era of medicine will rely on ensuring patient accessibility through advanced science, innovative business models, and engagement across the development lifecycle and healthcare system. We believe the full potential of T cell therapies remains largely untapped, and aspire to be the first biotechnology company offering commercially attractive, economically viable, and cost-effective personalized T cell therapies.

We believe our allogeneic, precision T cell technology platform, ExacTcellTM, represents a significant scientific breakthrough with the potential to mainstream cell therapy with a new class of off the shelf – manufactured and stored for immediate use – T cell therapies with diverse applications across virology, oncology, and neurology. ExacTcell is a set of processes and methodologies to develop, enrich, and expand single human leukocyte antigen (“HLA”) restricted CTL therapies with proactively selected, precisely defined targets. HLA molecules are proteins that play an important role in the immune system’s ability to recognize “self” versus “foreign.” There are numerous HLA types that vary from person to person. CD8+ CTLs, also known as killer T cells, are white blood cells that are part of the immune system and destroy infected, malignant, or otherwise damaged cells. We are focused on using ExacTcell to develop allogeneic therapeutics, meaning therapeutics that are intended to be infused in patients other than the original donor.

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

The first clinical product of ExacTcell, TVGN 489, is being developed to fill a critical gap in COVID-19 therapeutics for the immunocompromised and the high-risk elderly, with potential applications in both treatment and prevention of chronic lingering symptoms of the disease (“Long COVID”). Viruses, including COVID-19, hijack cellular machinery to transform infected cells into virus production plants. Elimination of infected cells is necessary to allow them to be replaced by healthy, uninfected counterparts. TVGN 489 consists of CTLs active against multiple precise, well defined, and well characterized targets across the SARS-CoV-2 genome. The product progressed from pre-discovery to the clinic in less than 18 months, and in January 2023, we completed the Phase 1 proof-of-concept clinical trial of TVGN 489 for the treatment of ambulatory, high-risk adult COVID-19 patients. No dose-limiting toxicities or significant treatment-related adverse events were observed in the treatment arm. Secondary endpoints showing a rapid reduction of viral load and that infusion of TVGN 489 did not prevent development of the patients’ own T cell-related (cellular) or antibody-related (humoral) anti-COVID-19 immunity were also met. None of the patients who participated in the trial reported progression of infection, reinfection, or the development of Long COVID during the six-month follow-up period. These clinical observations were mirrored by laboratory evidence of the persistence of TVGN 489 cells for at least six months after treatment. The results of the trial were submitted for peer-review and were published in Blood Advances in June 2024. We believe these findings validate our initiative to develop off-the-shelf T cell therapies for outpatient administration, targeting diseases that affect large patient populations – for the very first time. We plan to launch a pivotal trial of TVGN 489 in COVID-19 patients with B cell malignancies, with studies of other highly vulnerable populations thereafter. TVGN 489 is also in preclinical development for treatment and prevention of Long COVID.

On February 14, 2024 (the “Closing Date”), pursuant to the agreement and plan of merger dated June 28, 2023 (the “Merger Agreement”) by and among Semper Paratus, Semper Merger Sub, Inc., a wholly owned subsidiary of Semper Paratus (“Merger Sub”), SSVK Associates, LLC, Tevogen Bio, and Dr. Ryan Saadi, in his capacity as seller representative, Merger Sub merged with and into Tevogen Bio, with Tevogen Bio being the surviving company and a wholly owned subsidiary of Semper Paratus (the “Merger,” and together with the other transactions contemplated by the Merger Agreement, the “Business Combination”) and Semper Paratus was renamed Tevogen Bio Holdings Inc. (the “Closing”). See Note 4 to our unaudited consolidated financial statements in this quarterly Report 10-Q for additional information regarding the net assets acquired through the Merger. The Merger was accounted for as a reverse recapitalization under U.S. generally accepted accounting principles (“GAAP”) because the Company was determined to be the accounting acquirer.

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

To date, we have not generated any revenue. Our net loss for the three months ended June 30, 2024 and 2023 was $9.7 million and $22.2 million, respectively. Net loss for the three months ended June 30, 2024 was primarily attributable to a $8.6 million loss from operations. Our net income (loss) for the six months ended June 30, 2024 and 2023 was $1.6 million and $(52.9) million, respectively. Net income for the six months ended June 30, 2024 was primarily attributable to a decrease in fair value in the six months ended June 30, 2024 due to the decrease in the fair value of our common stock, $0.0001 par value per share (the “Common Stock”), prior to the Business Combination, partially offset by $7.5 million in transaction costs in connection with the Business Combination and a $38.1 million loss from operations that primarily resulted from non-cash, stock-based compensation expense recognized when the liquidity event condition contained in certain stock-based awards was satisfied upon the Closing. As of June 30, 2024, we had an accumulated deficit of $98.1 million and cash of $1.1 million.

On February 14, 2024, we entered into a securities purchase agreement with an investor pursuant to which the investor purchased 500 shares of our Series A Preferred Stock for an aggregate purchase price of $2.0 million. On March 27, 2024, we entered into an Amended and Restated Securities Purchase Agreement with the investor pursuant to which we amended and restated the original agreement and the investor agreed to purchase 600 shares of our Series A-1 Preferred Stock for an aggregate purchase price of $6.0 million, of which $3.0 million has been received through June 30, 2024. The remainder is expected to be received in the third quarter of 2024.

As described in more detail in “Liquidity and Capital Resources – Funding Requirements” below, on June 6, 2024, we entered into a Loan Agreement with The Patel Family, LLP (the “Lender”) providing for (i) an unsecured line of credit facility (the “Facility”), pursuant to which the Lender agreed to lend us up to $36.0 million (the “Maximum Loan Amount”) of term loans in $1.0 million increments on a monthly basis, over a draw period of thirty-six months, and (ii) a contingent option for the Lender to purchase at least $14.0 million of Common Stock in a future private placement (the “Optional PIPE”). The Loan Agreement also contains a contingent option for the lender to purchase at least $14.0 million of our Common Stock plus up to the then-remaining available amount under the Facility, in a future private placement if the ten-day trailing volume weighted average price per share of the Common Stock (the “Trailing VWAP”) reaches $10.00 per share. Pursuant to the terms of the Loan Agreement, the Company also issued to the Lender 1,000,000 shares of Common Stock as a commitment fee (the “Commitment Shares”), subject to forfeiture by the Lender of the Commitment Shares or an equal number of shares of Common Stock in the event the Lender fails to (i) make a deposit under the Facility when due or (ii) pay the purchase price for the Optional PIPE within 30 days after the Threshold Price Notice Date (as defined in the Loan Agreement) in the event the Company has satisfied all applicable closing conditions.

Based on cash on hand as of the date of this Report, as well as our Loan Agreement, we have concluded that we have sufficient cash to fund our operations for at least the next 12 months from the issuance date of our unaudited consolidated financial statements.

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

Interest Income (Expense), Net

Interest income (expense), net consists primarily of interest on our convertible promissory notes, partially offset by interest earned on bank deposits. (See “—Sources of Liquidity” below).

Merger Transaction Costs

Transaction costs we incurred in relation to the Merger were initially capitalized as deferred transaction costs up through the Closing Date, at which time such costs were charged to expense in our statements of operations less the amount of cash received in the Merger.

Change in Fair Value of Convertible Promissory Notes

U.S. accounting standards provide entities with an option to measure many financial instruments and certain other items at fair value. As a result of us electing this option, we recorded all convertible promissory notes at fair value with changes in fair value reported in our statements of operations at each balance sheet date through the settlement of the convertible promissory notes in connection with the Closing, at which time the convertible promissory notes were converted into our common stock and consolidated statements of cash flows.

Change in Fair Value of Written Call Option Derivative Liabilities

Equity-linked purchase options issued in connection with our debt agreements are assessed to determine whether they are freestanding or embedded with the host instrument under ASC 815. Our embedded and freestanding purchase options were determined to be liability-classified derivative instruments and are measured at fair value both on the date of issuance and at each subsequent balance sheet date, with changes in fair value recorded to “Change in fair value of written call option derivative liabilities” within the consolidated statements of operations.

Loss on Issuance of Commitment Shares

Our other expenses consist of losses on the issuance of the Commitment Shares during the three months ended June 30, 2024 associated with the Loan Agreement. Since we intend to elect the fair value option for future draws under the Loan Agreement, we expense all issuance costs associated with the Loan Agreement, which are comprised of the fair value of the Commitment Shares as well as the issuance date fair value of the $14.0 million Purchase Option and Additional Amount Purchase Option. For more information about the Loan Agreement, see “—Liquidity and Capital Resources—Funding Requirements” below.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023
Operating expenses:
Research and development	$4,124,450	$1,031,393
General and administrative	4,474,577	1,153,073
Total operating expenses	8,599,027	2,184,466
Loss from operations	(8,599,027)	(2,184,466)
Interest income (expense), net	6	(299,887)
Change in fair value of warrants	38,788	—
Change in fair value of convertible promissory notes	—	(19,700,000)
Change in fair value of written call option derivative liabilities	(213,214)	—
Loss on issuance of commitment shares	(890,000)	—
Net loss	(9,663,447)	(22,184,353)

Research and Development Expenses

We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023
Personnel costs	605,114	$635,116
Stock-based compensation	3,010,944	—
Other clinical and pre-clinical development expenses	269,147	170,936
Facilities and other expenses	239,245	225,341
Total research and development expenses	$4,124,450	$1,031,393

Research and development expenses for the three months ended June 30, 2024 were $4.1 million, compared to $1.0 million for the three months ended June 30, 2023. The increase was primarily attributable to restricted stock compensation expense of $1.5 million related to the RSUs granted to Dr. Saadi and a non-cash stock-based compensation expense of $1.5 million recognized from certain stock-based awards that continue to vest through satisfaction of service conditions subsequent to the satisfaction of the liquidity condition upon the Closing.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023
Personnel costs	$474,548	$272,448
Stock-based compensation	1,131,276	—
Legal and professional fees	2,748,130	730,384
Facilities and other expenses	120,623	150,241
Total general and administrative expenses	$4,474,577	$1,153,073

General and administrative expenses for the three months ended June 30, 2024 were $4.5 million compared to $1.2 million for the three months ended June 30, 2023. The increase was primarily attributable to increased legal and professional fees of $2.0 million, primarily attributable to additional services incurred as a result of with the Merger, restricted stock compensation expense of $0.7 million related to the RSUs granted to Dr. Saadi, and a non-cash stock-based compensation expense of $0.4 million recognized from certain stock-based awards that continue to vest through satisfaction of service conditions subsequent to the satisfaction of the liquidity condition upon the Closing.

Interest Income (Expense), Net

We recognized $0.3 million in interest expense for the three months ended June 30, 2023. Interest expense for the three months ended June 30, 2023 was attributable primarily to the outstanding principal balance associated with our convertible promissory notes which converted into common stock in connection with the Closing.

Change in Fair Value of Convertible Promissory Notes

We recognized a non-cash charge of $19.7 million for the change in fair value of the convertible promissory notes for the three months ended June 30, 2023. The change in fair value of the convertible promissory notes was primarily a result of the increase in the underlying estimated fair value of our common stock during the three months ended June 30, 2023. The convertible promissory notes were converted into shares of common stock in connection with the Closing.

Change in Fair Value of Written Call Option Derivative Liabilities

We recognized a non-cash charge of $0.2 million for the fair value of our written call option derivative liabilities associated with our Loan Agreement for the three months ended June 30, 2024.

Loss on Issuance of Commitment Shares

We incurred losses on the issuance of Commitment Shares pursuant to the Loan Agreement during the three months ended June 30, 2024.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023
Operating expenses:
Research and development	$24,936,032	$2,378,566
General and administrative	13,179,719	2,130,182
Total operating expenses	38,115,751	4,508,748
Loss from operations	(38,115,751)	(4,508,748)
Interest income (expense), net	(155,780)	(588,884)
Merger transaction costs	(7,499,353)	—
Change in fair value of warrants	6,815	—
Change in fair value of convertible promissory notes	48,468,678	(47,842,865)
Change in fair value of written call option derivative liabilities	(213,214)	—
Loss on issuance of commitment shares	(890,000)	—
Net income (loss)	$1,601,395	$(52,940,497)

Research and Development Expenses

We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023
Personnel costs	$1,216,863	$1,313,899
Stock-based compensation	22,746,840	—
Other clinical and pre-clinical development expenses	488,257	606,835
Facilities and other expenses	484,072	457,832
Total research and development expenses	$24,936,032	$2,378,566

Research and development expenses for the six months ended June 30, 2024 were $24.9 million, compared to $2.4 million for the six months ended June 30, 2023. The increase was primarily attributable to a non-cash stock-based compensation expense of $20.5 million recognized from certain stock-based awards that continue to vest through satisfaction of service conditions subsequent to the satisfaction of the liquidity condition upon the Closing and restricted stock compensation expense of $2.3 million related to the RSUs granted to Dr. Saadi.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,
	2024	2023
Personnel costs	$1,688,407	$562,369
Stock-based compensation	7,728,629	—
Legal and professional fees	3,411,426	1,199,935
Facilities and other expenses	351,257	367,878
Total general and administrative expenses	$13,179,719	$2,130,182

General and administrative expenses for the six months ended June 30, 2024 were $13.2 million compared to $2.1 million for the six months ended June 30, 2023. The increase was primarily attributable to stock-based compensation expense of $7.7 million, of which $6.7 million was recognized as a non-cash stock-based compensation expense from certain stock-based awards that continue to vest through satisfaction of service conditions subsequent to the satisfaction of the liquidity condition upon the Closing, and $1.0 million was recognized as restricted stock compensation expense related to the RSUs granted to Dr. Saadi. The increase of $1.2 million in personnel costs was primarily attributable to an increase in headcount and an increase in premium for the Company’s director and officer insurance policy, and $0.8 million was recognized as a loss from the issuance of Series A Preferred Stock. The increase of $2.2 million in legal and professional fees was primarily attributable to the additional services incurred as a result of the Merger.

Interest Expense, Net

We recognized $0.2 million and $0.6 million in interest expense for the six months ended June 30, 2024 and 2023, respectively, which was attributable primarily to the outstanding principal balance associated with our convertible promissory notes that converted into common stock in connection with the Closing.

Merger Transaction Costs

Merger transaction costs in excess of cash received from the Merger of $7.5 million were recognized as period expenses for the six months ended June 30, 2024.

Change in Fair Value of Convertible Promissory Notes

We recognized a non-cash gain of $48.5 million and a non-cash loss of $47.8 million for the change in fair value of the convertible promissory notes for the six months ended June 30, 2024 and 2023, respectively. The change was primarily a result of the increase in the underlying estimated fair value of our common stock during the six months ended June 30, 2023 compared to a decrease in the underlying estimated fair value of our common stock from January 1, 2024 to the settlement of the convertible promissory notes upon the Closing.

Change in Fair Value of Written Call Option Derivative Liabilities

We recognized a non-cash loss of $0.2 million for the fair value of our written call option derivative liabilities associated with our Loan Agreement for the three months ended June 30, 2024.

Loss on issuance of commitment shares

We incurred losses on the issuance of Commitment Shares during the six months ended June 30, 2024, associated with the Loan Agreement.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2024, we had $1.1 million in cash and an accumulated deficit of $98.1 million compared to $1.1 million in cash and an accumulated deficit of $99.7 million as of December 31, 2023. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from the sale of convertible promissory notes and research tax credits. Since January 2021, we have raised aggregate gross proceeds of $24.0 million from the sale of convertible promissory notes, $2.0 million from the sale of our Series A Preferred Stock, and $3.0 million from deposits related to the future sale of our Series A-1 Preferred Stock. In June 2024, we entered into the Loan Agreement, which provided up to $36.0 million of term loans that can be drawn in $1.0 million increments each month over thirty-six months, as described below.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	For the six months ended June 30,
	2024	2023
Cash provided by (used in)
Operating activities	$(5,146,335)	$(4,394,654)
Investing activities	-	(133,000)
Financing activities	5,229,328	2,500,000
Net change in cash	$82,993	$(2,027,654)

Cash Flows from Operating Activities

During the six months ended June 30, 2024, we used $5.1 million of net cash in operating activities. Cash used in operating activities reflected our net income of $1.6 million and $1.9 million net change in our operating assets and liabilities attributable to the timing of our payments to our vendors for research and development activities, offset by $8.6 million of non-cash charges related to the change in the fair value of the convertible promissory notes, stock-based compensation expense, Merger transaction costs, loss on the issuance of Series A Preferred Stock, loss on issuance of the Commitment Shares, depreciation expense, reductions in the operating right of use (“ROU”) assets, and non-cash interest on the convertible promissory notes.

During the six months ended June 30, 2023, we used $4.4 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $52.9 million offset by $48.6 million of non-cash charges related to the change in the fair value of the convertible promissory notes, depreciation expense, and reductions in the operating ROU assets, offset by a $0.1 million net change in our operating assets and liabilities attributable to the timing of our payments to our vendors for research and development activities.

Cash Flows from Investing Activities

During the six months ended June 30, 2023, we purchased $0.1 million of property and equipment. There was no investing activities during the six months ended June 30, 2024.

Cash Flows from Financing Activities

During the six months ended June 30, 2024, we received $5.2 million of net cash from financing activities attributable to proceeds from the issuance of $2.0 million Series A Preferred Stock, $3.0 million of non-refundable prepaid proceeds towards the anticipated issuance of Series A-1 Preferred Stock and $0.2 million of cash in connection with the Merger.

During the six months ended June 30, 2023, we received $2.5 million of net cash from financing activities attributable to the proceeds from the convertible promissory notes.

Funding Requirements

Our primary sources of funds to meet our near-term liquidity and capital requirements include cash on hand, including the funding we have received from the sale of our Series A Preferred Stock and the funding we expect to receive from the sale of our Series A-1 Preferred Stock, and our access to an unsecured line of credit (limited to a $1.0 million monthly draw) under the Loan Agreement described below. On February 14, 2024, we entered into a securities purchase agreement with an investor pursuant to which an investor agreed to purchase shares of our Series A Preferred Stock for an aggregate purchase price of $8.0 million. On March 27, 2024, we entered into an agreement pursuant to which that amount was reduced to $2.0 million and the investor agreed to purchase shares of our Series A-1 Preferred Stock for an aggregate purchase price of $6.0 million. We have not yet received $3.0 million of the $6.0 million purchase price for the Series A-1 Preferred Stock. Even if we receive such proceeds, we will still need additional capital to fully implement our business, operating, and development plans.

On June 6, 2024, we entered into the Loan Agreement, pursuant to which the Lender agreed to provide to the Company up to the Maximum Loan Amount of $36.0 million under the Facility. The Lender is also the investor in our Series A and Series A-1 Preferred Stock. The Facility permits us to borrow up to $1.0 million monthly in a single monthly draw over a period of up to three years. Draws will accrue interest at a fixed annual rate of the lower of (i) the daily secured overnight financing rate, measured on the date we receive the draw (the “Deposit Date”), plus 2.00% and (ii) 7.00%, accruing quarterly beginning on the Deposit Date and payable quarterly beginning on the three-month anniversary of the Deposit Date. Interest will be payable in shares of Common Stock with an effective purchase price of $1.50 per share, and each draw will mature 48 months after the Deposit Date. Prepayment will be permitted without penalty. The Company may repay or prepay any amount of outstanding principal balance under the Facility at the Company’s election in cash or in shares of Common Stock with an effective purchase price of the greater of $1.50 per share and the 10-day trailing volume weighted average price of the Common Stock (the “Trailing VWAP”) as of the trading day prior to payment, subject to certain requirements related to resale registration. Pursuant to the Loan Agreement, we also agreed to provide the Lender an option to purchase $14.0 million of shares of our Common Stock plus an additional amount up to the total then-remaining available and undrawn portion of the Maximum Loan Amount (which amount would thereafter no longer be available under the Facility). The Optional PIPE would be priced at a 30% discount to the Trailing VWAP on the date such price first reaches at least $10.00 per share (the “Threshold Price Date”) and will be exercisable by the Lender by written notice within three business days after the Company has notified the Lender of the Threshold Price Date (the date of such notice, the “Threshold Price Notice Date”). Pursuant to the terms of the Loan Agreement, we issued to the Lender the Commitment Shares, subject to forfeiture by the Lender of the Commitment Shares or an equal number of shares of Common Stock in the event the Lender fails to (i) make a deposit under the Facility when due or (ii) pay the purchase price for the Optional PIPE within 30 days after the Threshold Price Notice Date in the event the Company has satisfied all applicable closing conditions. There is no assurance as to the amount of proceeds we will ultimately receive under the Loan Agreement. Subsequent to June 30, 2024, the Company drew $1.0 million from the Facility, and $33.5 million remains available to borrow under the Facility for future draws.

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

As of June 30, 2024, we had cash of $1.1 million. Our cash balance and the Loan Agreement, which allows us to draw down term loans of $1.0 million per month over thirty-six months, will allow us to have adequate cash and financial resources, to operate for at least the next 12 months from the date of issuance of our unaudited consolidated financial statements included in this Report. We do not plan to initiate a clinical trial until additional funding is received.

We are currently evaluating different strategies to obtain the additional funding for future operations for subsequent periods. These strategies may include but are not limited to private placements of equity and/or debt, licensing and/or marketing arrangements, and public offerings of equity and/or debt securities. We may not be able to obtain financing on acceptable terms, or at all, and may not be able to enter into strategic alliances or other arrangements on favorable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain funding, we could be required to delay, reduce or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect our business prospects.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2024:

	Total	Less than 1 Year	1 to 3 Years
Contractual obligations:
Operating lease commitments (1)	$391,067	$146,621	$244,446
Total contractual obligations	$391,067	$146,621	$244,446

(1)	Reflects obligations pursuant to our office and laboratory leases in Philadelphia, Pennsylvania and Warren, New Jersey.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, the fair value of our common stock, the fair value of our convertible promissory notes, and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, including those factors set out in the “Risk Factors” section of our Annual Report. See also the section entitled “–Forward-Looking Statements” above.

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

Fair Value Measurements

Our recurring fair value measurements primarily consist of the convertible promissory notes prior to the Merger, for which we elected the fair value option, the freestanding $14 million purchase option under the Loan Agreement, and the bifurcated $36 million purchase option that is embedded within the loan commitment under the Loan Agreement.

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

We used a Monte Carlo simulation to determine the fair value of the freestanding $14 million purchase option and embedded $36 million purchase option associated with the Loan Agreement at inception and as of June 30, 2024. The Monte Carlo simulation methodology simulates the Company’s future stock price to estimate if and when the Trailing VWAP will reach $10.00 per share, and discounts the resulting payoff back to each valuation date using a present value factor. Significant assumptions used in determining the fair value of these options include volatility and discount rate.

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

Except as described below, there have been no material changes to the risk factors disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

If we fail to regain compliance with Nasdaq’s $1.00 minimum closing bid price requirement or otherwise to meet Nasdaq’s continued listing requirements, our Common Stock and our outstanding public warrants to purchase Common Stock could be delisted.

Our Common Stock and our outstanding public warrants to purchase Common Stock (our “Warrants”) are listed on Nasdaq. We are required to meet specified financial and other requirements in order to maintain such listing, including a requirement that the closing bid price for our Common Stock remain above $1.00.

On June 14, 2024, we received a notification letter from Nasdaq’s Listing Qualifications Staff notifying us that the closing bid price for our Common Stock had been below $1.00 for the previous 35 consecutive business days and that we therefore are not in compliance with the minimum bid price requirement for continued inclusion on Nasdaq under Nasdaq Listing Rule 5450(a)(1). The notification has no immediate effect on the listing of our Common Stock and our Warrants on Nasdaq.

Under the Nasdaq Listing Rules, we have a period of 180 calendar days to regain compliance. To regain compliance, the closing bid price of our Common Stock must be at least $1.00 or higher for a minimum of ten consecutive business days, and in such case, Nasdaq will provide us with written confirmation of compliance. If we do not regain compliance by December 11, 2024, we may be eligible for an additional 180 calendar days, provided that we submit an online transfer application to transfer the listing of our Common Stock to the Nasdaq Capital Market, submit an application fee, and meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except the bid price requirement. In addition, we will be required to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. If it appears to Nasdaq that we will not be able to cure the deficiency during the second compliance period, or if we determine not to submit a transfer application or make the required representation, Nasdaq will provide written notice to us that our Common Stock will be subject to delisting. In the event of such notification, we may appeal Nasdaq’s determination to delist its securities, but there can be no assurance that Nasdaq would grant our request for continued listing.

We intend to take all reasonable measures available to us to achieve compliance to allow for continued listing on the Nasdaq Global Market. However, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

If we fail to regain compliance with the requirement to maintain a minimum closing bid price of $1.00 per share or to meet other Nasdaq continued listing requirements, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of our securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if our securities were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

We have previously failed to timely file certain periodic reports with the SEC. Potential future delays in the filing of our reports with the SEC pose significant risks to our business, and could materially and adversely affect our financial condition and results of operations.

We did not timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or our Form 10-Q for the quarterly period ended March 31, 2024. While we are now current in our filing of periodic reports under the Exchange Act, there is no assurance that in the future our reporting will always be timely. Our access to financing may be impaired by any untimely filing of our periodic reports. For example, we will not be eligible to register the offer and sale of our securities using a short-form registration statement on Form S-3 until we have timely filed all periodic reports required under the Exchange Act for a period of twelve calendar months and any portion of a month immediately preceding the filing of such registration statement. In addition, in the event the filing of our periodic reporting is delayed in the future, we may experience a material adverse effect on our ability to grow our business.

Future failures to timely file periodic reports with the SEC could subject us to enforcement action by the SEC and stockholder lawsuits, and result in the delisting of our Common Stock and Warrants from Nasdaq, regulatory sanctions from the SEC, or breach of covenants in any future credit facilities or of any preferred equity or debt securities that we may issue in the future, any of which could have a material adverse impact on our operations, your investment in our Common Stock and Warrants, and our ability to register with the SEC public offerings of our securities for our benefit or the benefit of our security holders. Additionally, any potential failure to timely file future periodic reports could result in investors not receiving access to current or timely information regarding our business and operations with which to make investment decisions.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Elimination of Series B Preferred Stock

On August 9, 2024, the Company filed a Certificate of Elimination of Series B Preferred Stock (the “Certificate of Elimination”) with the Secretary of State of the State of Delaware with respect to the Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”). The Series B Preferred Stock had been designated pursuant to the Certificate of Designation of Series B Preferred Stock filed with the Secretary of State of the State of Delaware on March 15, 2024. As of the date of the filing of the Certificate of Elimination, no shares of Series B Preferred Stock were outstanding. Upon filing the Certificate of Elimination, the 3,613 shares of Series B Preferred Stock were returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series or rights, preferences, privileges, or limitations.

The foregoing summary of the Certificate of Elimination is qualified by reference to the full text of the Certificate of Elimination, which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description
2.1†	Agreement and Plan of Merger, dated June 28, 2023, by and among the Company, Semper Merger Sub, Inc., SSVK Associates, LLC, Tevogen Bio Inc, and Ryan Saadi, in his capacity as seller representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 29, 2023 (File No. 001-41002))
3.1*	Certificate of Elimination of Series B Preferred Stock of the Company
10.1	Loan Agreement, dated as of June 6, 2024, between Tevogen Bio Holdings Inc. and The Patel Family, LLP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 11, 2024 (File No. 001-41002))
10.2	Preferred Stock Repurchase Agreement, dated June 15, 2024, by and between Tevogen Bio Holdings Inc. and SSVK Associates, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 21, 2024 (File No. 001-41002))
31.1*	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tevogen Bio Holdings Inc.

Date:	August 14, 2024	By:	/s/ Ryan Saadi
Ryan Saadi
Chief Executive Officer (Duly Authorized Officer)

Date:	August 14, 2024	By:	/s/ Kirti Desai
Kirti Desai
Chief Financial Officer (Principal Financial Officer)

