Form 10-Q
period 2024-09-30
Tevogen Bio Holdings Inc.
filed 2024-11-19
CIK 1860871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

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

As of November 15, 2024, there were 175,051,247 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Tevogen Bio Holdings Inc.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash	$2,330,681	$1,052,397
Prepaid expenses and other assets	1,038,217	670,582
Due from related party	158,819	—
Total current assets	3,527,717	1,722,979

Property and equipment, net	336,994	458,651
Right-of-use assets - operating leases	291,485	469,862
Deferred transaction costs	—	2,582,870
Other assets	133,276	271,141
Total assets	$4,289,472	$5,505,503

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,838,362	$3,418,378
Accrued expenses and other liabilities	1,405,403	1,096,450
Operating lease liabilities	258,507	252,714
Notes payable	1,651,000	—
Convertible promissory notes	—	80,712,000
Loan agreement	1,012,466	—
Due to related party	250,000	—
Total current liabilities	10,415,738	85,479,542

Convertible promissory notes	—	14,220,000
Operating lease liabilities	42,567	234,858
Derivative warrant liabilities	14,572	—
Written call option derivative liabilities	7,064	—
Total liabilities	10,479,941	99,934,400

Stockholders’ deficit
Series A Preferred Stock, $0.0001 par value; 2,000 shares authorized; 500 shares issued and outstanding as of September 30, 2024	2,799,990	—
Series C Preferred Stock, $0.0001 par value; 600 shares authorized; 400 shares issued and outstanding as of September 30, 2024	4,000,000	—
Common stock, $0.0001 par value; 800,000,000 shares authorized; 170,773,864 and 119,999,989 shares issued and outstanding at September 30, 2024 and December 31, 2023	17,078	12,000
Additional paid-in capital	90,933,028	5,216,840
Accumulated deficit	(103,940,565)	(99,657,737)
Total stockholders’ deficit	(6,190,469)	(94,428,897)
Total liabilities and stockholders’ deficit	$4,289,472	$5,505,503

See accompanying notes to the unaudited consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$3,260,938	$1,116,911	$28,196,970	$3,495,477
General and administrative	2,824,589	$1,208,097	16,004,308	3,338,279
Total operating expenses	6,085,527	2,325,008	44,201,278	6,833,756
Loss from operations	(6,085,527)	(2,325,008)	(44,201,278)	(6,833,756)
Interest expense, net	(12,459)	(299,943)	(168,239)	(888,827)
Merger transaction costs	—	—	(7,499,353)	—
Change in fair value of warrants	7,613	—	14,428	—
Change in fair value of convertible promissory notes	—	(1,280,000)	48,468,678	(49,122,865)
Change in fair value of written call option derivative liabilities	206,150	—	(7,064)	—
Loss on issuance of commitment shares	—	—	(890,000)	—
Net loss	$(5,884,223)	$(3,904,951)	$(4,282,828)	$(56,845,448)

Net loss attributable to common stockholders, basic	$(5,909,428)	$(3,904,951)	$(864,521)	$(56,845,448)
Net loss attributable to common stockholders, diluted	$(5,909,428)	$(3,904,951)	$(864,521)	$(56,845,448)
Net loss per share attributable to common stockholders, basic	$(0.03)	$(0.03)	$(0.01)	$(2.30)
Net loss per share attributable to common stockholders, diluted	$(0.03)	$(0.03)	$(0.01)	$(2.30)
Weighted-average common stock outstanding, basic	170,174,533	119,999,989	160,000,569	24,752,000
Weighted-average common stock outstanding, diluted	170,174,533	119,999,989	160,000,569	24,752,000

See accompanying notes to the unaudited consolidated financial statements.

Tevogen Bio Holdings Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at January 1, 2024	—	$—	—	$—	—	—	119,999,989	$12,000	$5,216,840	$(99,657,737)	$(94,428,897)
Issuance of Series A preferred stock	500	2,799,990	—	—	—	—	—	—	—	—	2,799,990
Nonrefundable prepaid proceeds towards anticipated Series A-1 preferred stock issuance	—	—	—	—	—	—	—	—	200,000	—	200,000
Issuance of Series B preferred stock	—	—	3,613	3,613,000	—	—	—	—	—	—	3,613,000
Conversion of convertible promissory notes into common stock in connection with merger	—	—	—	—	—	—	10,337,419	1,034	46,621,593	—	46,622,627
Merger, net of redemptions and transaction costs	—	—	—	—	—	—	14,778,056	1,478	(2,885,459)	—	(2,883,981)
Issuance of restricted common stock	—	—	—	—	—	—	19,348,954	1,935	(1,935)	—	—
Issuance of common stock for Sponsor advisory service fee	—	—	—	—	—	—	150,000	15	676,485	—	676,500
Stock-based compensation	—	—	—	—	—	—	—	—	26,333,249	—	26,333,249
Net income	—	—	—	—	—	—	—	—	—	11,264,842	11,264,842
Balance at March 31, 2024	500	$2,799,990	3,613	$3,613,000	—	$—	164,614,418	$16,462	$76,160,773	$(88,392,895)	$(5,802,670)
Issuance of commitment shares in connection with the unsecured equity line of credit facility	—	—	—	—	—	—	1,000,000	100	889,900	—	890,000
Issuance of common stock in connection with Polar note payable	—	—	—	—	—	—	1,500,000	150	(150)	—	—
Issuance of common stock in settlement of vested restricted stock units	—	—	—	—	—	—	1,711,984	171	(171)	—	—
Nonrefundable prepaid proceeds towards anticipated Series A-1 preferred stock issuance	—	—	—	—	—	—	—	—	2,800,000	—	2,800,000
Contribution from related party	—	—	(3,613)	$(3,613,000)	—	—	—	—	3,613,000	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	4,142,220	—	4,142,220
Net loss	—	—	—	—	—	—	—	—	—	(9,663,447)	(9,663,447)
Balance at June 30, 2024	500	$2,799,990	—	—	—	$—	168,826,402	$16,883	$87,605,572	$(98,056,342)	$(7,663,897)
Issuance of Series C preferred stock	—	—	—	—	400	4,000,000	—	—	—	—	4,000,000
Issuance of common stock in settlement of vested restricted stock units	—	—	—	—	—	—	1,947,462	195	(195)	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	3,327,651	—	3,327,651
Net loss	—	—	—	—	—	—	—	—	—	(5,884,223)	(5,884,223)
Balance at September 30, 2024	500	$2,799,990	—	—	400	$4,000,000	170,773,864	$17,078	$90,933,028	$(103,940,565)	$(6,190,469)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balance at January 1, 2023	—	$—	—	$—	—	$—	119,999,989	$12,000	$5,216,840	$(39,180,057)	$(33,951,217)
Net loss	—	—	—	—	—	—	—	—	—	(30,756,144)	(30,756,144)
Balance at March 31, 2023	—	$—	—	—	—	$—	119,999,989	$12,000	$5,216,840	$(69,936,201)	$(64,707,361)
Net loss	—	—	—	—	—	—	—	—	—	(22,184,353)	(22,184,353)
Balance at June 30, 2023	—	$—	—	$—	—	$—	119,999,989	$12,000	$5,216,840	$(92,120,554)	$(86,891,714)
Net loss	—	—	—	—	—	—	—	—	—	(3,904,951)	(3,904,951)
Balance at September 30, 2023	—	$—	—	$—	—	$—	119,999,989	$12,000	$5,216,840	$(96,025,505)	$(90,796,665)

See accompanying notes to the unaudited consolidated financial statements.

Tevogen Bio Holdings Inc.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,282,828)	$(56,845,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	121,657	119,206
Stock-based compensation expense	33,803,120	—
Non-cash interest expense	171,771	889,135
Merger transaction costs	7,099,353	—
Change in fair value of convertible promissory notes	(48,468,678)	49,122,865
Loss on Series A Preferred Stock issuance	799,990	—
Loss on issuance of commitment shares	890,000	—
Change in fair value of warrants	(14,428)	—
Change in fair value of written call option derivative liabilities	7,064
Amortization of right-of-use asset	178,377	158,282
Change in operating assets and liabilities:
Prepaid expenses and other assets	(365,134)	196,181
Other assets	(68,446)	21,343
Accounts payable	2,323,809	764,636
Accrued expenses and other liabilities	(960,172)	(459,163)
Operating lease liabilities	(186,499)	(161,683)
Net cash used in operating activities	(8,951,044)	(6,194,646)
Cash flows from investing activities:
Purchases of property and equipment	—	(133,000)
Net cash used in investing activities	—	(133,000)
Cash flows from financing activities:
Cash acquired in connection with the reverse recapitalization	229,328	—
Proceeds from issuance of Series A Preferred Stock	2,000,000	—
Proceeds from issuance of Series C Preferred Stock	4,000,000	—
Nonrefundable prepaid proceeds towards anticipated Series A-1 Preferred Stock Issuance	3,000,000	—
Proceeds from loan agreement	1,000,000	—
Payments of deferred transaction costs	—	(200,000)
Proceeds from issuance of convertible promissory notes	—	3,650,000
Net cash provided by financing activities	10,229,328	3,450,000
Net increase (decrease) in cash	1,278,284	(2,877,646)
Cash – beginning of period	1,052,397	5,484,265
Cash – end of period	$2,330,681	$2,606,619
Supplementary disclosure of noncash investing and financing activities:
de-SPAC transaction fees included in accrued expenses and other liabilities	—	1,798,115
Conversion of convertible promissory notes into common stock in connection with Merger	46,622,627	—
Repurchase of Series B preferred stock	3,613,000	—
Issuance of common stock for net liabilities upon reverse recapitalization, net of transaction costs	(3,113,309)	—

See accompanying notes to the unaudited consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

Tevogen Bio Holdings Inc., a Delaware corporation (the “Company”), is a clinical-stage specialty immunotherapy company harnessing the power of CD8+ cytotoxic T lymphocytes to develop off-the-shelf, precision T cell therapeutics for the treatment of infectious diseases and cancers. The Company’s precision T cell technology, ExacTcell, is a set of processes and methodologies to develop, enrich, and expand single human leukocyte antigen-restricted CTL therapies with proactively selected, precisely defined targets. The Company has completed a Phase 1 proof-of-concept trial for the first clinical product of ExacTcell, TVGN 489, for the treatment of ambulatory, high-risk adult COVID-19 patients, and has other product candidates in its pipeline.

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

NOTE 2. DEVELOPMENT-STAGE RISKS AND LIQUIDITY

The Company has generally incurred losses and negative cash flows from operations since inception. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development. Management believes that cash of $2,330,681 as of September 30, 2024, the $2,000,000 received for the sale of Series C Preferred Stock subsequent to September 30, 2024, and the Loan Agreement entered into in June 2024 (as defined in Note 7), which allows the Company to draw down term loans of $1,000,000 per month over thirty-six months for an initial total of $36,000,000, will allow the Company to have adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these unaudited consolidated financial statements. The Company does not plan to initiate a clinical trial until additional funding is received.

Management regularly evaluates different strategies to obtain funding for operations for subsequent periods. These strategies may include but are not limited to private placements of securities, licensing and/or marketing arrangements, partnerships with other pharmaceutical or biotechnology companies, and public offerings of securities. The Company may not be able to obtain financing on acceptable terms and the Company may not be able to enter into strategic alliances or other arrangements on favorable terms. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. If the Company is unable to obtain sufficient funding, the Company could be required to delay, reduce or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect its business prospects.

Operations since inception have consisted primarily of organizing the Company, securing financing, developing licensed technologies, performing research, conducting pre-clinical studies and a clinical trial, and pursuing and completing the Business Combination. The Company is subject to risks associated with any specialty biotechnology company that requires considerable expenditures for research and development. The Company’s research and development projects may not be successful, products developed may not obtain necessary regulatory approval, and any approved product may not be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants.

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

Significant areas that require management’s estimates include the fair value of the common stock and convertible promissory notes prior to the Merger, the fair value of the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, fair value of the purchase options under the Loan Agreement, stock-based compensation assumptions, the estimated useful lives of property and equipment and accrued research and development expenses.

Freestanding and Embedded Common Stock Purchase Options

Equity-linked purchase options issued in connection with the Company’s debt agreements are assessed to determine whether they are freestanding or embedded with the host instrument under ASC 815, Derivatives and Hedging Contracts in Entity’s Own Equity (“ASC 815”). Each type of purchase option is then assessed for equity or liability classification under ASC 815. The Company’s embedded and freestanding purchase options were determined to be liability-classified derivative instruments and are measured at fair value both on the date of issuance and at each subsequent balance sheet date, with changes in fair value recorded to ‘Change in fair value of written call option derivative liabilities’ within the consolidated statements of operations and consolidated statements of cash flows.

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

Tevogen Bio Holdings Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

As the result of the Merger, the Company accounts for its warrants originally sold as part of Semper Paratus’s initial public offering (the “IPO”) in accordance with ASC 815 and ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). The assessment considers whether the warrants are freestanding financial instruments and meet the definition of a liability pursuant to ASC 480 and meet all of the conditions for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized as a non-cash loss on the consolidated statements of operations. Under these standards, the Company’s private placement warrants sold at the time of the IPO do not meet the criteria for equity classification and must be recorded as liabilities while the public warrants sold in connection with the IPO do meet the criteria for equity classification and must be recorded as equity.

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

Balance at January 1, 2024	$94,932,000
Accrued interest expense	159,305
Change in fair value	(48,468,678)
Derecognition upon conversion of convertible promissory notes	(46,622,627)
Balance at September 30, 2024	$—

Balance at January 1, 2023	$39,297,000
Initial fair value at issuance	3,650,000
Accrued interest expense	889,135
Change in fair value	49,122,865
Balance at September 30, 2023	$92,959,000

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

There were no transfers between levels during the nine months ended September 30, 2024 and 2023.

Tevogen Bio Holdings Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Upon the Closing, the Company acquired private warrants, the fair value of which decreased by $14,428 between the Closing Date and September 30, 2024. In June 2024, the Company acquired written call options, the fair value of which decreased by $367,936 between the issuance and September 30, 2024. Such fair value measurements are Level 3 inputs. The following table provides a roll-forward of the aggregate fair values of the warrants and the written call option derivative liabilities.

	Derivative warrant liabilities	Written call option derivative liabilities
Balance at February 15, 2024	$—	$—
Initial fair value at issuance	29,000	375,000
Change in fair value	(14,428)	(367,936)
Balance at September 30, 2024	$14,572	$7,064

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities	3	$—	$—	$14,572
Written call option derivative liabilities	3	$—	$—	$7,064

The Company’s nonrecurring fair value measurements consist of Series A Preferred Stock. Such fair value measurements are Level 3 inputs. The Company determined the fair value of Series A Preferred Stock using a Monte Carlo Simulation (“MCS”). Key inputs utilized in the MCS to estimate fair value of Series A Preferred Stock included a range of volatility between 75% to 85%, a holding period to a deemed liquidation event, as defined in the Series A Preferred Stock agreement, ranging from 0.5 to 10.0 years, and a risk-free interest rate between 4.3% and 5.3%. The difference between the cash received of $2,000,000 upon issuance of the Series A Preferred Stock and its estimated fair value was recognized as general and administrative expense on the consolidated statements of operations during the three months ended March 31, 2024.

The Company used a MCS valuation methodology to determine the fair value of the freestanding $14,000,000 purchase option and remaining embedded $33,000,000 purchase option associated with the Loan Agreement as of September 30, 2024. The MCS methodology simulates the Company’s future stock price to estimate if and when the Trailing VWAP (as defined below) will reach $10.00 per share, and discounts the resulting payoff back to each valuation date using a present value factor. Significant assumptions used in determining the fair value of these options include volatility of 78.6% and discount rate of 3.9%.

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted-average common stock outstanding during the period. The Company determined that each outstanding share of preferred stock and restricted common stock would participate in earnings available to common stockholders but would not participate in losses. The Company computes diluted net loss per share by dividing the net loss by the sum of the weighted-average number of common stock outstanding during the period, plus the potential dilutive effects, if any, of potentially dilutive securities.

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

Total transaction costs of $7,728,681 were incurred in relation to the Merger through the Closing Date, of which $229,328 were charged directly to equity to the extent of the cash received from the Merger, with the balance of $7,499,353 charged to Merger transaction costs for the nine months ended September 30, 2024.

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

The Sponsor received the right to Earnout Shares with the same terms above, except that each of the Sponsor’s three earnout tranches are for 1,500,000 shares of common stock, for an aggregate of 4,500,000 shares of common stock across the entire Sponsor earnout. The Earnout Shares are a form of dividend for holders of Tevogen Bio common stock, and the Earnout Shares earnable by the Sponsor are treated as contingent consideration in a reverse recapitalization. In accordance with ASC 815, the Earnout Shares were considered to be indexed to the Company’s common stock and are classified within permanent equity.

Tevogen Bio Holdings Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	September 30,	December, 31
	2024	2023
Professional services	$1,344,096	$976,301
Other	61,307	120,149
Total	$1,405,403	$1,096,450

NOTE 7. DEBT

Loan Agreement

In June 2024, the Company entered into a Loan Agreement (the “Loan Agreement”) with The Patel Family, LLP (the “Lender”), a related party of the Company, providing for an unsecured line of credit facility (the “Facility”) for term loans of up to an initial total of $36,000,000. Under the Facility, the Company may draw up to $1,000,000 in term loans per calendar month over a draw period of 36 months. Each term loan draw will have a maturity date of 48 months and will accrue interest at the lower of (i) daily SOFR plus 2.00% and (ii) 7.00%. Interest accrues quarterly and is payable on the three-month anniversary of the draw date. Interest is payable in shares of common stock at an effective price of $1.50 per share. Principal may be prepaid at any time without penalty, and repayments or prepayments may be made in cash or common stock at the Company’s election. Payments of principal in common stock would be made at an effective price of the greater of $1.50 per share and the ten-day trailing volume weighted average price per share of the common stock (the “Trailing VWAP”) as of the trading day prior to payment. As an inducement to enter into the Loan Agreement, the Company issued 1,000,000 shares of common stock to the Lender during June 2024. As of September 30, 2024, the Company has drawn $1,000,000 from the Facility with a remaining $33,000,000 available for future financing over the remaining 33 months.

The Loan Agreement includes a purchase option whereby the Lender has the option to purchase up to $14,000,000 of shares of common stock at a purchase price equal to 70% of the Trailing VWAP per share (the “$14 million Purchase Option”). The $14 million Purchase Option only becomes exercisable once Trailing VWAP reaches $10.00 per share. The $14 million Purchase Option was determined to be a freestanding derivative liability under ASC 815 and is carried at fair value, with changes in fair value recorded to change in fair value of written call option derivatives liabilities within the consolidated statements of operations and consolidated statements of cash flows.

The Loan Agreement also includes a purchase option (the “Additional Amount Purchase Option”) that is identical to the $14 million Purchase Option, except that the option is exercisable for an amount up to the then-remaining undrawn term loan amount under the Loan Agreement at the time Trailing VWAP reaches $10.00 per share. The Additional Amount Purchase Option was determined to be an embedded derivative within the written loan commitment that requires bifurcation under ASC 815, and thus is carried at fair value with changes in fair value recorded to change in fair value of written call option derivatives liabilities within the consolidated statements of operations and consolidated statements of cash flows.

The $14 million Purchase Option and the Additional Amount Purchase Option are recorded to written call option derivative liabilities within the consolidated balance sheet.

The Loan Agreement is a written loan commitment that is not eligible for the fair value option under ASC 825, Financial Instruments. However, management intends to elect the fair value option for future draws under this commitment, and therefore has expensed all issuance costs associated with the Loan Agreement, which are comprised of the fair value of the 1,000,000 shares of common stock issued to the Lender as well as the issuance date fair value of the $14 million Purchase Option and Additional Amount Purchase Option.

Notes Payable

As a result of the Merger, the Company assumed notes payable held by Polar Multi-Strategy Master Fund (“Polar”) for which the proceeds were to be used for working capital purposes by Semper Paratus with an outstanding balance of $1,651,000 on the Closing Date and remain outstanding at September 30, 2024. The notes payable do not accrue interest. The outstanding balance of the notes was required to be repaid in full within five business days of the Merger, and the Company is therefore in default of its obligations at September 30, 2024. The notes’ default provisions do not require the Company to transfer any shares or pay any amounts to Polar. In May 2024, the Company issued 1,500,000 shares of common stock as loan consideration to Polar.

Tevogen Bio Holdings Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition to covering the Rollover RSUs, under the 2024 Plan, the Company is authorized to grant awards up to an aggregate 40,000,000 shares of common stock. The 2024 Plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, and other equity-based awards. As of September 30, 2024, awards for 19,760,196 shares remained available to be granted under the 2024 Plan.

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

Restricted Stock and RSU activity was as follows:

	Service-Based Restricted Stock and RSUs		Performance-Based RSUs
	Shares	Weighted average grant-date fair value	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2024	—	$—	10,900,128	$2.97
Granted	20,239,804	4.33	—	—
Vested	(12,000)	0.59	(9,178,656)	2.85
Forfeited	—	—	—	—
Nonvested as of September 30, 2024	20,227,804	$4.33	1,721,472	$3.19

As a result of the Merger, the liquidity event performance condition was achieved and therefore compensation cost of $1,119,315 for the three months ended September 30, 2024 and $28,319,404 for the nine months ended September 30, 2024 was recognized for the Performance-Based RSUs, of which 3,532,446 shares were issued and outstanding as of September 30, 2024, and 5,646,210 shares will be issued subsequent to September 30, 2024. There was $82,222,657 of unrecognized compensation cost related to Service-Based Restricted Stock and RSUs as of September 30, 2024, which will be expensed over a weighted average period of 9.0 years. There was $4,018,725 of unrecognized compensation cost related to Performance-Based RSUs as of September 30, 2024, which will be expensed over a weighted average period of 0.7 years.

Tevogen Bio Holdings Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded stock-based compensation expense in the following expense categories in the accompanying consolidated statements of operations:

	Three months ended	Nine months ended
	September 30, 2024	September 30, 2024
Research and development	$2,185,958	$24,932,798
General and administrative	1,141,693	8,870,322
Total	$3,327,651	$33,803,120

No stock-based compensation expense was recognized during the nine months ended September 30, 2023.

NOTE 9. STOCKHOLDERS’ DEFICIT

Common Stock

As of February 15, 2024, the Company’s common stock and warrants began trading on The Nasdaq Stock Market LLC under the symbols “TVGN” and “TVGNW”, respectively.

As of September 30, 2024, the Company had 170,773,864 shares of common stock issued and outstanding. For accounting purposes related to earnings per share, only shares that are fully vested or are not subject to repurchase are considered issued and outstanding.

Below is a reconciliation of shares of common stock issued and outstanding:

September 30,
2024
Total shares of common stock legally issued and outstanding	170,773,864
Plus: shares to be issued:
Vested RSUs not yet legally settled into common stock (a)	5,651,210
Less: Shares subject to future vesting:
Issuance of restricted common stock subject to forfeiture (b)	(19,348,954)
Total shares issued and outstanding	157,076,120

(a)	As of September 30, 2024, there were RSUs that had vested but had not been legally settled into common stock. See Note 8 for additional information.

(b)	Dr. Saadi will automatically forfeit all unvested Restricted Stock granted pursuant to the Special RSU Award in the event he departs the Company. See Note 8 for additional information on the Special RSU Award.

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

Series A Preferred Stock

In March 2024, the Company authorized and issued 2,000 and 500 shares, respectively, of Series A Preferred Stock (the “Series A”) to an investor at a price of $4,000 per share (the “Series A Original Issue Price”), for gross proceeds of $2,000,000. The Company recorded an expense of $799,990 in its consolidated statements of operations related to issuance of the Series A equal to the fair value of the Series A when issued of $5,600 per share less the purchase price of $4,000 per share.

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

Tevogen Bio Holdings Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Liquidation

The Series A ranks senior to common stock and Series C Preferred Stock in liquidation priority. In the event of a liquidation of the Company, or certain deemed liquidation events, the Series A is redeemable for a price equal to the greater of the Series A Original Issue Price plus all Series A Accruing Dividends that are unpaid through the redemption date, or such amount that would have been payable had the Series A converted into shares of common stock immediately before the liquidation or deemed liquidation event.

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

Series A-1 Preferred Stock

On March 27, 2024, the Company entered into an Amended and Restated Securities Purchase Agreement with the Series A investor covering the issuance of 600 shares of Series A-1 Preferred Stock for a gross purchase price of $6,000,000. The terms of the Series A-1 Preferred Stock are identical to the Series A, except that the cumulative dividends are capped at 15% per annum, and the Series A-1 Issuance Price is defined as $10,000 per share. As of September 30, 2024, the investor had paid a non-refundable deposit of $3,000,000 towards the Series A-1 purchase price, and no shares of Series A-1 Preferred Stock were issued or outstanding.

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

On June 15, 2024, the Company and the Sponsor entered into the Preferred Stock Repurchase Agreement, pursuant to which the Company repurchased all outstanding Series B in exchange for the release of the Sponsor from its obligations related to the Assumed Liabilities, but no cash consideration. The repurchase was recorded as a deemed contribution from a related party and recorded to additional paid-in capital. As of June 30, 2024, there were no shares of Series B outstanding, and on August 9, 2024, the Company filed a Certificate of Elimination to eliminate the Series B. Although the Company was not legally released by the creditors, the Company has made payments towards the Assumed Liabilities and approximately $2.6 million remains on the Company’s balance sheet at September 30, 2024.

Series C Preferred Stock

On August 21, 2024, the Company entered into a securities purchase agreement (the “Series C Agreement”) with an investor, pursuant to which the investor purchased 600 shares of Series C Preferred Stock (the “Series C”) of the Company at a price of $10,000 per share (the “Series C Original Issue Price”), for gross proceeds of $6,000,000.

The Series C is subject to a call right providing the Company the right to call the stock at any time after the fifth anniversary of the date of issuance. The Company also agreed that so long as the Series C is outstanding, the Company will not, without the written consent of the holders of 50.1% of the Series C, amend, alter, or repeal any provision of the Company’s certificate of incorporation or bylaws in a manner adverse to the Series C. Assessed under accounting guidance within ASC 480 and ASC 815, as the Series C is unregistered and without mandatory redemption features, the Series C is classified within equity at issued face value as of September 30, 2024.

Tevogen Bio Holdings Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Dividends

The Series C carries an annual 7.5% cumulative dividend, compounded annually, beginning on the later of (1) September 30, 2024 and (2) the date on which the investor has paid the entirety of the purchase price under the Series C Agreement and ending on the last business day of the calendar quarter ending September 30, 2034 (the “Series C Accruing Dividends”). Dividends will be payable in shares of Series C or, at the election of the Company, in cash.

Liquidation

The Series C ranks subordinate to the Series A and Series A-1 Preferred Stock and ranks senior to common stock in liquidation priority. In the event of a liquidation of the Company, or certain deemed liquidation events, the Series C is redeemable for a price equal to the greater of the Series C Original Issue Price plus all Series C Accruing Dividends that are unpaid through the redemption date, or such asset amount as would have been payable had the Series C converted into shares of common stock immediately before the liquidation or deemed liquidation event.

Voting

The Series C does not have any voting rights.

Redemption

The holders of Series C are not entitled to redeem their shares outside of the liquidation of the Company or the occurrence of a deemed liquidation event. The Company is entitled to redeem that Series C at a price equal to the Series C Original Issue Price plus any Series C Accruing Dividends accrued but unpaid thereon, subject to the conversion right described below.

Conversion

The shares of Series C will be convertible at the election of the holder, beginning six months after the date of issuance, into shares of common stock at a conversion price equal to the volume-weighted average price of the Common Stock for the 30 trading days immediately prior to the exercise of the holder’s conversion option, subject to a floor price of $0.6172.

Warrants

Upon the Closing, 17,975,000 warrants initially issued by Semper Paratus in November 2021, comprising 17,250,000 public warrants sold in the IPO and 725,000 warrants issued in a concurrent private placement, were assumed.

Public Warrants

The public warrants have an exercise price of $11.50 per share, became exercisable on March 15, 2024, and will expire at 5:00 p.m., New York City time, on February 14, 2029, or earlier upon redemption or liquidation. Warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement covering the shares of the Company’s common stock issuable upon exercise of the warrants, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended, or another exception. The Company may redeem the public warrants if the Company’s common stock equals or exceeds $18.00 per share for 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the holders of public warrants. As of September 30, 2024, there are 17,249,978 public warrants outstanding.

Private Placement Warrants

Each private placement warrant is identical to the public warrants, except that the private placement warrants, so long as they are held by the initial purchasers or their permitted transferees, (i) will not be redeemable by the Company and (ii) may be exercised by the holders on a cashless basis. As of September 30, 2024, there are 725,000 private placement warrants outstanding.

See Note 3 for additional information on the Company’s warrant accounting policy.

Tevogen Bio Holdings Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2024, the Sponsor owes the Company $158,819 to cover working capital expenses, which is presented on the consolidated balance sheets under the line item “Due from related party”.

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

Loan Agreement

See Note 7 for additional information on the Loan Agreement, which provides for an unsecured line of credit facility for term loans of up to an initial amount of $36,000,000 in the aggregate.

Tevogen Bio Holdings Inc.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. NET LOSS PER SHARE

The Company computes basic net loss per share by dividing net loss by the weighted-average common stock outstanding during the period. The Company computes diluted net loss per share by dividing the net loss by the sum of the weighted-average number of common stock outstanding during the period, plus the potential dilutive effects, if any, of unvested shares of common stock and the convertible promissory notes on an as-converted basis. Given the Company’s net loss, the impact of the unvested shares of common stock and the convertible promissory notes are anti-dilutive, and basic and diluted net loss per share for the three and nine months ended September 30, 2024 and 2023 are the same.

The Company excluded the following potential shares from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	September 30,
	2024	2023
Outstanding restricted stock units (a)	2,509,295	2,253,000
Restricted Stock	19,348,954	—
Public warrants	17,249,978	—
Private warrants	725,000	—
Convertible promissory notes (b)	—	279,706
Earnout Shares	24,500,000	—
Total	63,040,395	2,532,706

(a)	As of September 30, 2024 there were an additional 5,651,210 restricted stock units that had vested but had not been legally settled into common stock and therefore were included in the basic net income per share. See Note 8 for additional information.
(b)	The number of shares were determined based on the conversion upon maturity provisions in the convertible promissory note agreements, dividing the conversion amount (principal plus accrued interest) by three times the estimated fair value of the Company’s common stock derived from the Company’s most recently completed convertible promissory notes valuation as of the balance sheet date.

The above table excludes any potentially anti-dilutive shares as a result of the $14 million Purchase Option and the Additional Amount Purchase Option (see Note 7). These are excluded as the number of shares issuable cannot be determined until the conditions for issuance are met and the share prices are known upon exercise.

NOTE 12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions for potential recognition or disclosure from the balance sheet date through November 19, 2024, the issuance date of these financial statements, and has not identified any additional items requiring disclosure except as noted below.

Series C Preferred Stock

On October 25, 2024, the Company received $2,000,000 from the sale of shares of its Series C Preferred Stock and issued 200 shares of Series C Preferred Stock pursuant to its securities purchase agreement dated August 21, 2024.

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

Forward-Looking Statements

This Report contains forward-looking statements intended to be covered by the safe harbor provisions for forward-looking statements in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may use words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words or expressions that convey future events, conditions, circumstances, or outcomes to identify these forward-looking statements. Forward-looking statements in this Report include, without limitation, statements regarding:

●	the development of, potential benefits of, and patient access to our product candidates for the treatment of infectious diseases and cancer, including TVGN 489 for the treatment of COVID-19 and Long COVID;

●	our ability to develop additional product candidates, including through the use of our ExacTcellTM technology;

●	the anticipated benefits of ExacTcell;

●	our expectations regarding our future clinical trials;

●	our manufacturing plans;

●	our ability to generate revenue in the future;

●	our ability to manage, grow, and diversify our business and execute our business initiatives and strategy;

●	expectations regarding the healthcare and biopharmaceutical industries;

●	the potential liquidity and trading of our securities; and

●	the future business, operations, and financial performance of our company.

Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account information currently available to us and are not guarantees of future results. A number of important factors could cause actual results to differ materially from the results anticipated by these forward-looking statements, including without limitation risks and uncertainties related to:

●	the effect of the recent Business Combination (as defined below) of Semper Paratus Acquisition Corporation (n/k/a Tevogen Bio Holdings Inc.) and Tevogen Bio Inc (n/k/a Tevogen Bio Inc.) (“Tevogen Bio”) on our business relationships, operating results, and business generally;

●	the outcome of any legal proceedings that may be instituted against us related to the Business Combination;

●	changes in the markets in which we compete, including with respect to its competitive landscape, technology evolution, or regulatory changes;

●	changes in domestic and global general economic conditions;

●	our ability to execute our growth strategies or manage growth and expanding operations;

●	our ability to develop and maintain effective internal controls;

●	costs related to the Business Combination and our ability to realize anticipated benefits of the Business Combination;

●	we may fail to achieve our commercialization and development plans and identify and realize additional opportunities, which may be affected by, among other things, competition and our ability to grow and manage growth economically and hire and retain key employees;

●	risks related to our ability to develop, license, or acquire new therapeutics;

●	our ability to raise capital, which may not be available on acceptable terms, as needed to fully execute our business plan and meet our obligations on a timely basis;

●	the risk of regulatory lawsuits or proceedings relating to our business;

●	uncertainties inherent in the execution, cost, and completion of pre-clinical studies and clinical trials;

●	risks related to regulatory review and approval and commercial development;

●	risks associated with intellectual property protection;

●	our limited operating history;

●	our ability to maintain compliance with the continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”); and

●	our failure to timely file certain periodic reports with the Securities and Exchange Commission (“SEC”) and our ability to timely file such reports in the future.

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

Overview

We are a clinical-stage specialty immunotherapy company harnessing one of nature’s most powerful immunological weapons, CD8+ cytotoxic T lymphocytes (“CD8+ CTLs”), to develop off-the-shelf, precision T cell therapeutics for the treatment of infectious diseases and cancers with the aim of addressing the significant unmet needs of large patient populations. We believe that sustainability and commercial success in the forthcoming era of medicine will rely on ensuring patient accessibility through advanced science, innovative business models, and engagement across the development lifecycle and healthcare system. We believe the full potential of T cell therapies remains largely untapped, and aspire to be the first biotechnology company offering commercially attractive, economically viable, and cost-effective personalized T cell therapies.

We believe our allogeneic, precision T cell technology, ExacTcellTM, represents a significant scientific breakthrough with the potential to mainstream cell therapy with a new class of off the shelf - manufactured and stored for immediate use – T cell therapies with diverse applications across virology, oncology, and neurology. ExacTcell is a set of processes and methodologies to develop, enrich, and expand single human leukocyte antigen (“HLA”) restricted CTL therapies with proactively selected, precisely defined targets. HLA molecules are proteins that play an important role in the immune system’s ability to recognize “self” versus “foreign.” There are numerous HLA types that vary from person to person. CD8+ CTLs, also known as killer T cells, are white blood cells that are part of the immune system and destroy infected, malignant, or otherwise damaged cells. We are focused on using ExacTcell to develop allogeneic therapeutics, meaning therapeutics that are intended to be infused in patients other than the original donor.

ExacTcell therapies are based on carefully selected, naturally occurring CTLs that recognize targets of interest from the body’s native T cell receptor pool, unlike genetically engineered T cell therapies. CD8+ CTLs in ExacTcell-based products target multiple and distinct antigens, with the aim to circumvent the impact of mutations in viruses and cancer cells that can render existing treatments ineffective. ExacTcell is designed to maximize the immunologic specificity of our products in order to eliminate malignant and virally infected cells while allowing healthy cells to remain intact. We believe this high degree of specificity has the potential to significantly reduce the chances of cross-reactivity or adverse impact on healthy cells. Our confidence in ExacTcell is reflected in our development pipeline, which has been carefully tailored to address the unmet needs of large patient populations grappling with life-threatening viral diseases, both viral and non-viral induced cancers, and neurological disorders such as multiple sclerosis. Through our Tevogen.AI artificial intelligence initiative, we are exploring ways to deploy artificial intelligence-powered target detection to further accelerate our product development pace, either internally or in collaboration with leading entities in the field of artificial intelligence, such as through our recently announced enrollment in the Microsoft for Startups program.

The first clinical product of ExacTcell, TVGN 489, is being developed to fill a critical gap in COVID-19 therapeutics for the immunocompromised and the high-risk elderly, with potential applications in both treatment and prevention of chronic lingering symptoms of the disease (“Long COVID”). Viruses, including COVID-19, hijack cellular machinery to transform infected cells into virus production plants. Elimination of infected cells is necessary to allow them to be replaced by healthy, uninfected counterparts. TVGN 489 consists of CTLs active against multiple precise, well defined, and well characterized targets across the SARS-CoV-2 genome. The product progressed from pre-discovery to the clinic in less than 18 months, and in January 2023, we completed the Phase 1 proof-of-concept clinical trial of TVGN 489 for the treatment of ambulatory, high-risk adult COVID-19 patients. No dose-limiting toxicities or significant treatment-related adverse events were observed in the treatment arm. Secondary endpoints showing a rapid reduction of viral load and that infusion of TVGN 489 did not prevent development of the patients’ own T cell-related (cellular) or antibody-related (humoral) anti-COVID-19 immunity were also met. None of the patients who participated in the trial reported progression of infection, reinfection, or the development of Long COVID during the six-month follow-up period. These clinical observations were mirrored by laboratory evidence of the persistence of TVGN 489 cells for at least six months after treatment. The results of the trial were submitted for peer-review and were published in Blood Advances in June 2024. We believe these findings validate our initiative to develop off-the-shelf T cell therapies for outpatient administration, targeting diseases that affect large patient populations – for the very first time. We plan to launch a pivotal trial of TVGN 489 in COVID-19 patients with B cell malignancies, with studies of other highly vulnerable populations thereafter. TVGN 489 is also in pre-clinical development for treatment and prevention of Long COVID, and we have other product candidates in our pipeline for other indications.

Our commercial success depends in part on our ability to obtain and maintain patents and other protection of our proprietary intellectual property to safeguard developed products and scientific methods, preserve the confidentiality of our trade secrets, operate without infringing, misappropriating, or otherwise violating the valid, enforceable proprietary rights of others, and prevent others from infringing, misappropriating, or otherwise violating our proprietary rights. Our ability to stop third parties from improperly making, using, selling, offering to sell, or importing products without the right to do so may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

We continue to build our intellectual property portfolio and seek to protect our proprietary position by, among other things, filing patent applications. Our patent estate includes patents and patent applications with claims relating to our product candidates, methods of use, and methods of preparing the product candidates. To date, our U.S. intellectual property portfolio includes three U.S. patents relating to TVGN 489 for the treatment of COVID-19, nine pending U.S. patent applications, including two patent applications relating to the treatment of COVID-19, five relating to the treatment of other viruses or cancer, and two related to artificial intelligence-driven T cell target identification and receptor engagement. Our portfolio also includes eleven ex-U.S. patent applications, including applications in Australia, Canada, Europe, Japan, Qatar, and the United Arab Emirates directed at viral specific T cells, methods of treating and preventing viral infections, and methods for developing CD3+CD+ cells against multiple viral epitopes for the treatment of viral infections, which have anticipated expiration dates through July 29, 2042.

In the United States, our three issued utility patents, all of which expire on December 9, 2040, are U.S. Patent No. 11,191,827 covering methods of treating COVID-19 infection using COVID-19 peptide specific CTLs; U.S. Patent No. 11,207,401 covering COVID-19 peptide-specific CTLs; and U.S. Patent No. 11,219,684 covering methods of manufacturing COVID-19 peptide specific CTLs. A pending utility patent application in the United States directed at viral specific T cells and methods of treating and preventing viral infections has an anticipated expiration of December 9, 2041. In addition, we have applied for registered trademark protection for “Tevogen Bio” (and design) as well as “ExacTcell” and “Tevogen AI” with the United States Patent and Trademark Office.

We determine strategy for patents’ claims scope for our applications on a case-by-case basis, taking into account advice of counsel and our business model. We file patents containing claims for protection of useful applications of our proprietary technologies and any product candidates, including new applications or uses we discover for existing technologies and product candidates, based on our assessment of their strategic value. We continuously reassess the number and type of patent applications, as well as our pending and issued patent claims, to ensure maximum coverage and value are obtained for our processes and compositions, given existing patent office rules and regulations.

As the aforementioned patents were developed internally, historical expenditures related to their development were all expensed as incurred per U.S. generally accepted accounting principles (“GAAP”). We believe these patents have significant value as the basis of our product pipeline. Our continued investment in our pipeline highlights our belief in future commercial viability of these products.

On February 14, 2024 (the “Closing Date”), pursuant to the agreement and plan of merger dated June 28, 2023 (the “Merger Agreement”) by and among Semper Paratus, Semper Merger Sub, Inc., a wholly owned subsidiary of Semper Paratus (“Merger Sub”), SSVK Associates, LLC, Tevogen Bio, and Dr. Ryan Saadi, in his capacity as seller representative, Merger Sub merged with and into Tevogen Bio, with Tevogen Bio being the surviving company and a wholly owned subsidiary of Semper Paratus (the “Merger,” and together with the other transactions contemplated by the Merger Agreement, the “Business Combination”) and Semper Paratus was renamed Tevogen Bio Holdings Inc. (the “Closing”). See Note 4 to our unaudited consolidated financial statements in this quarterly Report 10-Q for additional information regarding the net assets acquired through the Merger. The Merger was accounted for as a reverse recapitalization under GAAP because the Company was determined to be the accounting acquirer.

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

To date, we have not generated any revenue. Our net loss for the three months ended September 30, 2024 and 2023 was $5.9 million and $3.9 million, respectively. Net loss for the three months ended September 30, 2024 was primarily attributable to a $6.1 million loss from operations. Our net loss for the nine months ended September 30, 2024 and 2023 was $4.3 million and $56.8 million, respectively. Net loss for the nine months ended September 30, 2024 was primarily attributable to a loss from operations of $44.2 million that primarily resulted from non-cash, stock-based compensation expense recognized with the liquidity event condition contained in certain stock awards was satisfied upon the closing of the Business Combination as well as $7.5 million in transaction costs in connection with the Business Combination, partially offset by the change in fair value of convertible promissory notes of $48.5 million. As of September 30, 2024, we had cash of $2.3 million.

On February 14, 2024, we entered into a securities purchase agreement with The Patel Family, LLP (the “Patel Family”) pursuant to which the Patel Family purchased 500 shares of our Series A Preferred Stock for an aggregate purchase price of $2.0 million. On March 27, 2024, we entered into an Amended and Restated Securities Purchase Agreement with the Patel Family pursuant to which we amended and restated the original agreement and the Patel Family agreed to purchase 600 shares of our Series A-1 Preferred Stock for an aggregate purchase price of $6.0 million, of which $3.0 million has been received through November 19, 2024. On August 21, 2024, we entered into a securities purchase agreement with the Patel Family, pursuant to which the investor purchased 600 shares of our Series C Preferred Stock for an aggregate purchase price of $6.0 million.

As described in more detail in “Liquidity and Capital Resources - Funding Requirements” below, on June 6, 2024, we entered into a Loan Agreement (the “Loan Agreement”) with the Patel Family providing for (i) an unsecured line of credit facility (the “Facility”), pursuant to which the Patel Family agreed to lend us up to an initial amount of $36.0 million (the “Maximum Loan Amount”) of term loans in $1.0 million increments on a monthly basis, over a draw period of thirty-six months, and (ii) a contingent option for the Patel Family to purchase at least $14.0 million of our common stock, par value $0.0001 per share (the “Common Stock”), in a future private placement (the “Optional PIPE”). The Loan Agreement also contains a contingent option for the Patel Family to purchase at least $14.0 million of our Common Stock plus up to the then-remaining available amount under the Facility, in a future private placement if the ten-day trailing volume weighted average price per share of the Common Stock (the “Trailing VWAP”) reaches $10.00 per share. Pursuant to the terms of the Loan Agreement, the Company also issued to the Patel Family 1,000,000 shares of Common Stock as a commitment fee (the “Commitment Shares”), subject to forfeiture by the Patel Family of the Commitment Shares or an equal number of shares of Common Stock in the event the Patel Family fails to (i) make a deposit under the Facility when due or (ii) pay the purchase price for the Optional PIPE within 30 days after the Threshold Price Notice Date (as defined in the Loan Agreement) in the event the Company has satisfied all applicable closing conditions.

Based on cash on hand as of the date of this Report, the $2.0 million received from the sale of Series C Preferred Stock in October 2024, as well as our Loan Agreement, we have concluded that we have sufficient cash to fund our operations for at least the next 12 months from the issuance date of our unaudited consolidated financial statements.

We do not expect to generate product revenue unless and until we obtain marketing approval or other authorization for and successfully commercialize TVGN 489 or another product candidate. We expect to incur expenses related to expanding our research and development capability, building our manufacturing infrastructure including through acquisitions, and developing our commercialization organization, including reimbursement, marketing, managed market, and distribution functions, and training and deploying a specialty medical science liaison team.

Recent Developments

Nasdaq Minimum Bid Price Compliance

On June 14, 2024, we received a letter from Nasdaq’s Listing Qualifications Department (the “Staff”) notifying us that we no longer met the $1.00 per share minimum bid price requirement for continued listing on Nasdaq (the “Minimum Bid Price Requirement”) based on the closing bid price for our Common Stock for the previous 35 consecutive business days. The letter had no immediate effect on the listing of our Common Stock and outstanding public warrants to purchase Common Stock, and we were provided an initial compliance period of 180 calendar days from receipt of the letter, or until December 11, 2024, to regain compliance with the Minimum Bid Price Requirement. On October 28, 2024, we received a letter from the Staff notifying us that we had regained compliance with the Minimum Bid Price Requirement. The letter confirmed that, from October 14, 2024 through October 25, 2024, the closing bid price of our Common Stock had been $1.00 per share or higher and, accordingly, we had regained compliance with the Minimum Bid Price Requirement and that the matter was closed.

Components of our Results of Operations

Revenue

To date, we have not generated any revenue, and we do not expect to generate any revenue from the sale of products unless and until we obtain marketing approval or other authorization for and commercialize TVGN 489 or another product candidate.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including staffing, discovery efforts, pre-clinical studies, and clinical development of TVGN 489, and pre-clinical studies of other product candidates, and include:

●	acquisition of supplies and equipment and leasing lab spaces;

●	expenses incurred to conduct the necessary pre-clinical studies required by the U.S. Food and Drug Administration to obtain the regulatory approval necessary to conduct our TVGN 489 clinical trial;

●	salaries, benefits, and other related costs for personnel engaged in research and development functions;

●	costs of funding research performed by third parties, including pursuant to agreements with contract research organizations (“CROs”), and investigative site costs to conduct our pre-clinical studies and clinical trials;

●	manufacturing costs, including expenses incurred under agreements with contract manufacturing organizations (“CMOs”), including manufacturing scale-up expenses, and the cost of acquiring and manufacturing pre-clinical study and clinical trial materials;

●	costs of outside consultants, including their fees, stock-based compensation, and related travel expenses;

●	costs of laboratory supplies and acquiring materials for pre-clinical studies and clinical trials; and

●	facility-related expenses, which include direct depreciation costs of equipment and expenses for rent and maintenance of facilities and other operating costs.

Research and development activities are central to the biotechnology business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased study sizes, which also leads generally to longer patient enrollment times in later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we increase manufacturing, shipping, and storage of clinical batches required for clinical trials, personnel costs, including stock-based compensation, conduct planned clinical trials for TVGN 489 and other clinical and pre-clinical activities for other product candidates, and prepare regulatory filings for any of our product candidates.

The successful development of our current or future product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of any product candidates. The success of TVGN 489 and our other product candidates will depend on several factors, including the following:

●	with respect to products other than TVGN 489, successfully completing pre-clinical studies;

●	successfully initiating future clinical trials;

●	successfully enrolling patients in and completing clinical trials;

●	applying for and receiving marketing approvals from applicable regulatory authorities;

●	obtaining and maintaining intellectual property protection and regulatory exclusivity for TVGN 489 and any other product candidates we are developing or may develop in the future and enforcing, defending, and protecting these rights;

●	making arrangements with third-party manufacturers, or establishing adequate commercial manufacturing capabilities;

●	establishing sales, marketing, and distribution capabilities and launching sales of our products, if and when approved, whether alone or in collaboration with others;

●	market adoption of TVGN 489 and any other product candidates, if and when approved, by patients and the medical community;

●	competing effectively with potential therapeutic alternatives in our target disease areas; and

●	adequate reimbursement by private and public payors including health technology appraisal entities in non-U.S. countries.

A change in the outcome of any of these variables concerning the development, manufacturing, or commercialization activities of a product candidate could result in a change in the costs and timing associated with the development of that product candidate. For example, if we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive, if there are safety concerns or if we determine that the observed safety or efficacy profile would not be competitive in the marketplace, we could be required to expend significant additional financial resources and time on the completion of clinical development. We anticipate that product commercialization may take several years, and we expect to spend a significant amount in development costs.

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

Interest Expense, Net

Interest expense, net consists primarily of interest on our convertible promissory notes and loan agreement, partially offset by interest earned on bank deposits. (See “—Sources of Liquidity” below).

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

Change in Fair Value of Written Call Option Derivative Liabilities

Equity-linked purchase options issued in connection with our debt agreements are assessed to determine whether they are freestanding or embedded with the host instrument under ASC 815. Our embedded and freestanding purchase options were determined to be liability-classified derivative instruments and are measured at fair value both on the date of issuance and at each subsequent balance sheet date, with changes in fair value recorded to “Change in fair value of written call option derivative liabilities” within the consolidated statements of operations and consolidated statements of cash flows.

Loss on Issuance of Commitment Shares

Our other expenses consist of losses on the issuance of the Commitment Shares during the nine months ended September 30, 2024 associated with the Loan Agreement. Since we intend to elect the fair value option for future draws under the Loan Agreement, we expense all issuance costs associated with the Loan Agreement, which are comprised of the fair value of the Commitment Shares as well as the issuance date fair value of the $14 million Purchase Option and Additional Amount Purchase Option. For more information about the Loan Agreement, see “—Liquidity and Capital Resources—Funding Requirements” below.

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023
Operating expenses:
Research and development	$3,260,938	$1,116,911
General and administrative	2,824,589	1,208,097
Total operating expenses	6,085,527	2,325,008
Loss from operations	(6,085,527)	(2,325,008)
Interest expense, net	(12,459)	(299,887)
Change in fair value of warrants	7,613	—
Change in fair value of convertible promissory notes	—	(1,280,000)
Change in fair value of written call option derivative liabilities	206,150	—
Loss on issuance of commitment shares	—	—
Net loss	(5,884,223)	(3,904,951)

Research and Development Expenses

We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023
Personnel costs	675,976	$573,832
Stock-based compensation	2,185,958	—
Other clinical and pre-clinical development expenses	148,145	513,843
Facilities and other expenses	250,859	29,236
Total research and development expenses	$3,260,938	$1,116,911

Research and development expenses for the three months ended September 30, 2024 were $3.3 million, compared to $1.1 million for the three months ended September 30, 2023. The increase was primarily attributable to an increase in stock-based compensation due to stock compensation expense related to the RSUs granted to Dr. Saadi.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023
Personnel costs	$343,129	$256,840
Stock-based compensation	1,141,693	—
Legal and professional fees	1,272,181	753,813
Facilities and other expenses	67,586	197,444
Total general and administrative expenses	$2,824,589	$1,208,097

General and administrative expenses for the three months ended September 30, 2024 were $2.8 million compared to $1.2 million for the three months ended September 30, 2023. The $0.5 million increase in legal and professional fees was primarily attributable to additional services incurred as a result of the Merger. The $1.1 million in stock-based compensation was due to stock compensation expense related to the RSUs granted to Dr. Saadi.

Interest Expense, Net

We recognized $0.0 million and $0.3 million in interest expense for the three months ended September 30, 2024 and 2023, respectively. Interest expense for the three months ended September 30, 2023 was attributable primarily to the outstanding principal balance associated with our convertible promissory notes which converted into Common Stock in connection with the Closing.

Change in Fair Value of Convertible Promissory Notes

We recognized a non-cash charge of $1.3 million for the change in fair value of the convertible promissory notes for the three months ended September 30, 2023. The change in fair value of the convertible promissory notes was primarily a result of the increase in the underlying estimated fair value of our Common Stock during the three months ended September 30, 2023. The convertible promissory notes were converted into shares of Common Stock in connection with the Closing.

Change in Fair Value of Written Call Option Derivative Liabilities

We recognized a non-cash charge of $0.2 million for the fair value of our written call option derivative liabilities associated with our Loan Agreement for the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
Operating expenses:
Research and development	$28,196,970	$3,495,477
General and administrative	16,004,308	3,338,279
Total operating expenses	44,201,278	6,833,756
Loss from operations	(44,201,278)	(6,833,756)
Interest expense, net	(168,239)	(888,827)
Merger transaction costs	(7,499,353)	—
Change in fair value of warrants	14,428	—
Change in fair value of convertible promissory notes	48,468,678	(49,122,865)
Change in fair value of written call option derivative liabilities	(7,064)	—
Loss on issuance of commitment shares	(890,000)	—
Net loss	$(4,282,828)	$(56,845,448)

Research and Development Expenses

We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
Personnel costs	$1,892,839	$1,526,871
Stock-based compensation	24,932,798	—
Other clinical and pre-clinical development expenses	636,402	1,677,644
Facilities and other expenses	734,931	290,962
Total research and development expenses	$28,196,970	$3,495,477

Research and development expenses for the nine months ended September 30, 2024 were $28.2 million, compared to $3.5 million for the nine months ended September 30, 2023. The increase was primarily attributable to an increase in stock-based compensation due to a non-cash stock-based compensation expense of $20.5 million recognized from certain stock-based awards that continue to vest through satisfaction of service conditions subsequent to the satisfaction of the liquidity condition upon the Closing.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
Personnel costs	$2,031,536	$819,209
Stock-based compensation	8,810,322	—
Legal and professional fees	4,683,607	1,953,748
Facilities and other expenses	418,843	565,322
Total general and administrative expenses	$16,004,308	$3,338,279

General and administrative expenses for the nine months ended September 30, 2024 were $16.0 million compared to $3.3 million for the nine months ended September 30, 2023. The increase was primarily attributable to stock-based compensation expense of $8.9 million, of which $6.7 million was recognized as a non-cash stock-based compensation expense from certain stock-based awards that continue to vest through satisfaction of service conditions subsequent to the satisfaction of the liquidity condition upon the Closing, and $2.2 million was recognized as restricted stock compensation expense related to the RSUs granted. The increase of $1.2 million in personnel costs was primarily attributable to an increase in headcount and an increase in premium for the Company’s director and officer insurance policy, and $0.8 million was recognized as a loss from the issuance of Series A Preferred Stock. The increase of $2.7 million in legal and professional fees was primarily attributable to the additional services incurred as a result of the Merger.

Interest Expense, Net

We recognized $0.2 million and $0.9 million in interest expense for the nine months ended September 30, 2024 and 2023, respectively, which was attributable primarily to the outstanding principal balance associated with our convertible promissory notes that converted into Common Stock in connection with the Closing.

Merger Transaction Costs

Merger transaction costs in excess of cash received from the Merger of $7.5 million were recognized as period expenses for the nine months ended September 30, 2024.

Change in Fair Value of Convertible Promissory Notes

We recognized a non-cash gain of $48.5 million and a non-cash loss of $49.1 million for the change in fair value of the convertible promissory notes for the nine months ended September 30, 2024 and 2023, respectively. The change was primarily a result of the increase in the underlying estimated fair value of our Common Stock during the nine months ended September 30, 2023 compared to a decrease in the underlying estimated fair value of our Common Stock from January 1, 2024 to the settlement of the convertible promissory notes upon the Closing.

Loss on issuance of Commitment Shares

We incurred losses on the issuance of Commitment Shares during the nine months ended September 30, 2024, associated with the Loan Agreement.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2024, we had $2.3 million in cash, as compared to $1.1 million in cash as of December 31, 2023. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from the sale of convertible promissory notes and preferred stock, funds drawn on the Loan Agreement, and research tax credits. Since January 2021, we have raised aggregate gross proceeds of $24.0 million from the sale of convertible promissory notes, $2.0 million from the sale of our Series A Preferred Stock, $3.0 million from deposits related to the future sale of our Series A-1 Preferred Stock, and $6.0 million from the sale of our Series C Preferred Stock. In June 2024, we entered into the Loan Agreement, which provided up to $36.0 million of term loans that can be drawn in $1.0 million increments each month over thirty-six months, as described below. As of September 30, 2024, we have drawn an aggregate of $1.0 million under the Loan Agreement.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	For the nine months ended September 30,
	2024	2023
Cash provided by (used in)
Operating activities	$(8,981,044)	$(6,194,646)
Investing activities	—	(133,000)
Financing activities	10,229,328	3,450,000
Net change in cash	$1,278,284	$(2,877,646)

Cash Flows from Operating Activities

During the nine months ended September 30, 2024, we used $9.0 million of net cash in operating activities. Cash used in operating activities reflected $9.7 million of net loss, non-cash charges related to the change in the fair value of the convertible promissory notes, stock-based compensation expense, Merger transaction costs, loss on the issuance of Series A Preferred Stock, loss on issuance of the Commitment Shares, depreciation expense, reductions in the operating right of use (“ROU”) assets, and non-cash interest on the convertible promissory notes, partially offset by a $0.7 million net change in our operating assets and liabilities attributable to the timing of our payments to our vendors for research and development activities.

During the nine months ended September 30, 2023, we used $6.2 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $56.9 million offset by $49.1 million of non-cash charges related to the change in the fair value of the convertible promissory notes, depreciation expense, and reductions in the operating ROU assets, offset by a $0.4 million net change in our operating assets and liabilities attributable to the timing of our payments to our vendors for research and development activities.

Cash Flows from Investing Activities

During the nine months ended September 30, 2023, we purchased $0.1 million of property and equipment. There was no investing activities during the nine months ended September 30, 2024.

Cash Flows from Financing Activities

During the nine months ended September 30, 2024, we received $10.2 million of net cash from financing activities attributable to $2.0 million in proceeds from the sale of Series A Preferred Stock, $4.0 million in proceeds from the sale of Series C Preferred Stock, $3.0 million of non-refundable prepaid proceeds towards the anticipated issuance of Series A-1 Preferred Stock, $1.0 million drawn under the Loan Agreement, and $0.2 million of cash in connection with the Merger.

During the nine months ended September 30, 2023, we received $3.7 million of net cash from financing activities attributable to the proceeds from the convertible promissory notes, partially offset by $0.2 million in payment of deferred transaction costs.

Funding Requirements

Our primary sources of funds to meet our near-term liquidity and capital requirements include cash on hand, including the funding we have received from the sale of our Series A and Series C Preferred Stock and the funding we expect to receive from the sale of our Series A-1 Preferred Stock, and our access to an unsecured line of credit (limited to a $1.0 million monthly draw) under the Loan Agreement described below. On February 14, 2024, we entered into a securities purchase agreement with an investor pursuant to which the investor agreed to purchase shares of our Series A Preferred Stock for an aggregate purchase price of $8.0 million. On March 27, 2024, we entered into an agreement pursuant to which that amount was reduced to $2.0 million and the investor agreed to purchase shares of our Series A-1 Preferred Stock for an aggregate purchase price of $6.0 million. We have not yet received $3.0 million of the $6.0 million purchase price for the Series A-1 Preferred Stock. Even if we receive such proceeds, we will still need additional capital to fully implement our business, operating, and development plans. On August 21, 2024, we entered into a securities purchase agreement with an investor pursuant to which the investor agreed to purchase shares of our Series C Preferred Stock for an aggregate purchase price of $6.0 million.

On June 6, 2024, we entered into the Loan Agreement, pursuant to which the Lender agreed to provide to the Company up to the Maximum Loan Amount of $36.0 million under the Facility. The Lender is also the investor in our Series A, Series A-1, and Series C Preferred Stock. The Facility permits us to borrow up to $1.0 million monthly in a single monthly draw over a period of up to three years. Draws will accrue interest at a fixed annual rate of the lower of (i) the daily secured overnight financing rate, measured on the date we receive the draw (the “Deposit Date”), plus 2.00% and (ii) 7.00%, accruing quarterly beginning on the Deposit Date and payable quarterly beginning on the three-month anniversary of the Deposit Date. Interest will be payable in shares of Common Stock with an effective purchase price of $1.50 per share, and each draw will mature 48 months after the Deposit Date. Prepayment will be permitted without penalty. The Company may repay or prepay any amount of outstanding principal balance under the Facility at the Company’s election in cash or in shares of Common Stock with an effective purchase price of the greater of $1.50 per share and the 10-day trailing volume weighted average price of the Common Stock (the “Trailing VWAP”) as of the trading day prior to payment, subject to certain requirements related to resale registration. Pursuant to the Loan Agreement, we also agreed to provide the Lender an option to purchase $14.0 million of shares of our Common Stock plus an additional amount up to the total then-remaining available and undrawn portion of the Maximum Loan Amount (which amount would thereafter no longer be available under the Facility). The Optional PIPE would be priced at a 30% discount to the Trailing VWAP on the date such price first reaches at least $10.00 per share (the “Threshold Price Date”) and will be exercisable by the Lender by written notice within three business days after the Company has notified the Lender of the Threshold Price Date (the date of such notice, the “Threshold Price Notice Date”). Pursuant to the terms of the Loan Agreement, we issued to the Lender the Commitment Shares, subject to forfeiture by the Lender of the Commitment Shares or an equal number of shares of Common Stock in the event the Lender fails to (i) make a deposit under the Facility when due or (ii) pay the purchase price for the Optional PIPE within 30 days after the Threshold Price Notice Date in the event the Company has satisfied all applicable closing conditions. There is no assurance as to the amount of proceeds we will ultimately receive under the Loan Agreement. As of September 30, 2024, we have drawn an aggregate of $1.0 million under the Loan Agreement

We expect to devote considerable financial resources to our ongoing and planned activities, particularly as we conduct our planned clinical trials of TVGN 489 and other product candidates.

Identifying potential product candidates and conducting pre-clinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our pre-clinical studies and clinical trials. In addition, if we obtain marketing approval for TVGN 489 in any indication or for any other product candidate we are developing or develop in the future, we expect to incur commercialization expenses related to product manufacturing, sales, marketing, and distribution. Furthermore, we expect to continue to incur increased costs associated with operating as a public company. Accordingly, we will need additional funding to fully implement our business plans.

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

As of September 30, 2024, we had cash of $2.3 million. Our cash balance, the $2.0 million received from the sale of Series C Preferred Shares, and the Loan Agreement, which allows us to draw down term loans of $1.0 million per month over thirty-six months, will allow us to have adequate cash and financial resources, to operate for at least the next 12 months from the date of issuance of our unaudited consolidated financial statements included in this Report.

We regularly evaluate different strategies to obtain funding for operations for subsequent periods. These strategies may include but are not limited to private placements of securities, licensing and/or marketing arrangements, partnerships with other pharmaceutical or biotechnology companies, and public offerings of securities. We may not be able to obtain financing on acceptable terms and may not be able to enter into strategic alliances or other arrangements on favorable terms. The terms of any financing may adversely affect the holdings or the rights of our stockholders. If we are unable to obtain sufficient funding, we could be required to delay, reduce or eliminate research and development programs, product portfolio expansion, or future commercialization efforts, which could adversely affect our business prospects.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2024:

	Total	Less than 1 Year	1 to 3 Years	3+ Years
Contractual obligations:
Operating lease commitments (1)	$391,067	$146,621	$244,446	$0
Line of Credit repayment (2)(3)	$1,012,466	$0	$0	$1,012,466
Total contractual obligations	$1,403,533	$146,621	$244,446	$1,012,466

(1)	Reflects obligations pursuant to our office and laboratory leases in Philadelphia, Pennsylvania and Warren, New Jersey.
(2)	Reflects obligations to settle outstanding balances on our Line of Credit, if paid in cash at time of settlement.
(3)	Reflects balance of loans drawn on line of credit and accrued interest.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. Our contracts with CROs, CMOs, and other third parties for the manufacture of our product candidates and to support pre-clinical research studies and clinical testing are generally cancelable by us upon prior notice and do not contain any minimum purchase commitments. Payments due upon cancellation consisting only of payments for services provided or expenses incurred, including non-cancelable obligations of our service providers, up to the date of cancellation are not included in the table above as the amount and timing of such payments are not known.

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

Research and Development Expenses

Research and development activities are expensed as incurred. As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses, including those related to clinical trials and product candidate manufacturing. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of actual costs. Our service providers invoice us in arrears or require prepayments for services performed, as well as on a pre-determined schedule or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

●	vendors in connection with pre-clinical and clinical development activities;

●	CROs in connection with clinical trials; and

●	CMOs in connection with the process development and scale-up activities and the production of pre-clinical and clinical trial materials.

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

Fair Value Measurements

Our recurring fair value measurements primarily consist of the convertible promissory notes prior to the Merger, for which we elected the fair value option, the freestanding $14 million purchase option under the Loan Agreement, and the bifurcated purchase option that is embedded within the loan commitment under the Loan Agreement.

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

We used a Monte Carlo Simulation (“MCS”) valuation methodology to determine the fair value of the freestanding $14 million purchase option and embedded purchase option associated with the Loan Agreement at inception and as of September 30, 2024. The MCS methodology simulates the Company’s future stock price to estimate if and when the Trailing VWAP will reach $10.00 per share, and discounts the resulting payoff back to each valuation date using a present value factor. Significant assumptions used in determining the fair value of these options include volatility and discount rate.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report due to the material weaknesses in our internal control over financial reporting.

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

Any failure to meet the continued listing requirements of Nasdaq could result in a delisting of our Common Stock and our outstanding public warrants to purchase Common Stock.

Our Common Stock and our outstanding public warrants to purchase Common Stock (our “Warrants”) are listed on Nasdaq. We are required to meet specified financial and other requirements in order to maintain such listing, including a requirement that the closing bid price for our Common Stock remain above $1.00.

On June 14, 2024, we received a letter from Nasdaq’s Listing Qualifications Department (the “Staff”) notifying us that we no longer met the $1.00 per share minimum bid price requirement for continued listing on Nasdaq (the “Minimum Bid Price Requirement”) based on the closing bid price for our Common Stock for the previous 35 consecutive business days. On October 28, 2024, we received a notification letter from the Staff notifying us that from October 14, 2024 through October 25, 2024, the closing bid price of our Common Stock had been $1.00 per share or higher and, accordingly, we had regained compliance with the Minimum Bid Price Requirement and that the matter was closed. However, there can be no assurance that we will be able to maintain compliance with the Minimum Bid Price Requirement or other Nasdaq listing standards.

If we fail to maintain compliance with the continued listing requirements of Nasdaq, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of our securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, or prevent future non-compliance with listing requirements in the future. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if our securities were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

We have previously failed to timely file certain periodic reports with the SEC. Potential future delays in the filing of our reports with the SEC pose significant risks to our business, and could materially and adversely affect our financial condition and results of operations.

We did not timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, or our Form 10-Q for the quarterly period ended March 31, 2024, and missed the initial deadline for the filing of our Form 10-Q for the quarterly period ended September 30, 2024. While we are now current in our filing of periodic reports under the Exchange Act, there is no assurance that in the future our reporting will always be timely. Our access to financing may be impaired by any untimely filing of our periodic reports. For example, we will not be eligible to register the offer and sale of our securities using a short-form registration statement on Form S-3 until we have timely filed all periodic reports required under the Exchange Act for a period of twelve calendar months and any portion of a month immediately preceding the filing of such registration statement. In addition, in the event the filing of our periodic reporting is delayed in the future, we may experience a material adverse effect on our ability to grow our business.

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

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description
2.1†	Agreement and Plan of Merger, dated June 28, 2023, by and among the Company, Semper Merger Sub, Inc., SSVK Associates, LLC, Tevogen Bio Inc, and Ryan Saadi, in his capacity as seller representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 29, 2023 (File No. 001-41002))
3.1	Certificate of Elimination of Series B Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 14, 2024 (File No. 001-41002))
3.2	Certificate of Designation of Series C Preferred Stock of Tevogen Bio Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2024 (File No. 001-41002))
10.1	Securities Purchase Agreement, dated as of August 21, 2024, by and between Tevogen Bio Holdings Inc. and The Patel Family, LLP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2024 (File No. 001-41002))
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tevogen Bio Holdings Inc.

Date:	November 19, 2024	By:	/s/ Ryan Saadi
Ryan Saadi
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date:	November 19, 2024	By:	/s/ Kirti Desai
Kirti Desai
Chief Financial Officer (Principal Financial Officer)

