Form 10-K
period 2024-12-31
Tevogen Bio Holdings Inc.
filed 2025-04-02
CIK 1860871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number: 001-39269

Tevogen Bio Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-1597194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Independence Boulevard, Suite #410 Warren, New Jersey	07059
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 838-6434

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share Warrants, each exercisable for one share of Common Stock for $11.50 per share	TVGN TVGNW	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold on The Nasdaq Stock Market on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was $21.4 million.

The number of shares of registrant’s common stock outstanding as of March 21, 2025 was 183,893,433.

Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

Table of Contents

TEVOGEN BIO HOLDINGS INC.

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains statements that constitute “forward-looking statements” for purposes of the federal securities laws. Forward-looking statements include, but are not limited to, statements that discuss future events, hopes, expectations, beliefs, intentions, or strategies regarding the future, projections of results of operations or financial condition, changes in the markets in which we compete, and trends in our business. In addition, any statements that refer to projections, forecasts, or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” and similar expressions or their opposites may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

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

Unless the context otherwise requires or unless stated otherwise, references to “Tevogen”, “we,” “us,” “our,” “the Company” and “our Company” refer to Tevogen Bio Holdings Inc. and its consolidated subsidiary.

SUMMARY OF RISK FACTORS

We are subject to a variety of risks and uncertainties, including risks that could have a material adverse effect on our business, financial condition, results of operations, and cash flows. The following summary of the principal factors that make an investment in our securities speculative or risky should not be relied upon as an exhaustive summary of the material risks facing us. You should read the following summary together with the more detailed description of risks under “Risk Factors” in Part I, Item 1A of this Annual Report and the other information contained in this Annual Report before investing in our securities. Capitalized terms not otherwise defined below have been defined elsewhere in this Annual Report.

Risks Related to Our Financial Position and Need for Additional Capital

●	We have a limited operating history, no products approved for commercial sale, have never generated revenue from product sales, and have a history of significant losses.
●	We are relying in part on an additional $8.0 million of grant funding that we have not yet received to meet our liquidity needs.
●	We will require substantial additional financing to achieve our business objectives.

Risks Related to Development, Regulatory Review, and Product Approval

●	Regulation of cellular therapy product candidates is rigorous, complex, uncertain, and subject to change.
●	We have limited experience designing and implementing preclinical and clinical trials, which are complex, expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.
●	We may be unable to develop, receive regulatory approval for, and commercialize our product candidates.
●	We may encounter substantial delays and disruptions in the development of our product candidates.
●	The FDA regulatory approval process is lengthy and time-consuming.
●	We may never receive regenerative medicine advanced therapy designation for any product candidate, and this designation may not lead to a faster development or regulatory review or approval process.
●	Our business is highly dependent on our first product candidate, TVGN 489.
●	Results from our clinical trials may change and are subject to audit, validation, and verification procedures.
●	Initial results and results of earlier trials may not be predictive of future results.
●	Our TVGN 489 proof-of-concept clinical trial results may be less reliable than results in larger clinical trials.
●	Changes in product candidate manufacturing or formulation may result in additional costs or delay.
●	ExacTcell is unproven and may not result in marketable products.
●	We may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during development.
●	We may encounter difficulties enrolling patients in our clinical trials.
●	We may be required to suspend, repeat, or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive, or the trials are not well designed.
●	We may not achieve our projected development goals in the time frames we announce and expect.
●	Disruptions at government agencies could hinder or prevent product development and commercialization.
●	Development of product candidates in combination with other therapies presents additional regulatory risks.
●	We could fail utilizing new and evolving technologies, such as artificial intelligence (“AI”), in our business.

Risks Related to Business Development and Commercialization

●	Our commercial success depends upon attaining significant market acceptance of our product candidates.
●	Regulated biologics may be subject to biosimilar competition.
●	The incidence and prevalence of target patient populations are based on estimates and third-party sources.
●	We will face extensive ongoing regulatory requirements and regulatory review after regulatory approval.
●	We may be unable to establish sales and marketing capabilities.
●	Failure to comply with or adapt to changes in data protection, privacy, and similar laws could materially and adversely harm our business.
●	Increasing use of AI could lead to liability, violation of data security and privacy laws, or reputational damage.
●	Computer systems may fail or suffer security breaches.

●	Coverage and reimbursement may be limited or unavailable in certain market segments.
●	Healthcare reform may negatively impact our ability to sell our product candidates profitably.
●	We could violate healthcare fraud and abuse, false claims, and health information privacy and security laws.
●	We could fail to comply with environmental, health and safety laws and regulations.

Risks Related to Manufacturing and Reliance on Third Parties

●	The manufacture of cell therapies is subject to a multitude of manufacturing risks.
●	Our efforts to establish manufacturing capabilities will involve time and expense and may not be successful.
●	The loss of suppliers or their inability to supply us with adequate materials could harm our business.
●	We may not obtain marketing approval for or successfully commercialize product candidates as a result of failures by third parties.
●	We may not be able to establish collaborations on commercially reasonable terms.

Risks Related to Intellectual Property

●	We may be unable to obtain and maintain sufficient patent protection for our product candidates or ExacTcell.
●	Our patent protection could be reduced or eliminated for non-compliance with patent agency requirements.
●	We may not be able to protect our intellectual property rights throughout the world.
●	Changes in patent law could diminish the value of patents in general.
●	We may become involved in lawsuits to protect or enforce our intellectual property.
●	Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court.
●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights.
●	Others may claim an ownership interest in our intellectual property and our product candidates.
●	We may be unable to protect the confidentiality of our proprietary information.
●	We may be subject to claims asserting that our agents have wrongfully used or disclosed alleged trade secrets.
●	Our trademarks and trade names may be inadequately protected.
●	Intellectual property rights do not necessarily address all potential threats.

Risks Related to Our Business

●	We are highly dependent on our key personnel.
●	We may face substantial competition.
●	We will need to grow the size of our organization.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization.
●	We may be limited in our ability to use our net operating loss carryforwards.

Risks Related to Being a Public Company and Ownership of Securities

●	The price of our common stock, par value $0.0001 per share (the “Common Stock”), or warrants to purchase our Common Stock (the “Warrants”) may fluctuate significantly.
●	We have previously failed to timely file certain periodic reports with the SEC and could fail to timely file such reports in the future.
●	We may not have the funds necessary to satisfy our future obligations under the terms of our outstanding preferred stock (the “Preferred Stock”).
●	We incur increased costs due to operating as a public company, and our management devotes substantial time to compliance initiatives and corporate governance practices.
●	We may issue additional shares of our Common Stock or other equity securities without your approval.
●	We are an “emerging growth company” and a “smaller reporting company”.
●	Our management team has limited experience managing a public company.
●	Analysts may not publish research about us or may change their recommendation regarding our Common Stock.
●	We could become subject to securities litigation or stockholder activism.
●	We may be required to take write-downs or write-offs, restructuring and impairment or other charges.
●	We could fail to maintain proper and effective internal control over financial reporting.
●	Sales of a substantial number of our securities by existing securityholders could cause their price to fall.
●	Certain individuals have substantial control over us.

PART I

Item 1. Business.

Overview

We are a clinical-stage specialty immunotherapy company harnessing one of nature’s most powerful immunological weapons, CD8+ cytotoxic T lymphocytes (“CTLs”), to develop off-the-shelf, precision T cell therapies for the treatment of infectious diseases, cancers, and other disorders, with the aim of addressing the significant unmet needs of large patient populations. We believe that sustainability and commercial success in the forthcoming era of medicine will rely on ensuring patient accessibility through advanced science, innovative business models and engagement across the development lifecycle and healthcare system. We believe the full potential of T cell therapies remains largely untapped and aspire to be the first biotechnology company offering commercially attractive, economically viable, and cost-effective personalized T cell therapies.

We believe our allogeneic, precision T cell technology, ExacTcellTM, represents a significant scientific breakthrough with the potential to mainstream cell therapy with a new class of off-the-shelf – manufactured and stored for immediate use – T cell therapies with diverse applications across virology, oncology, and other areas. ExacTcell is a set of processes and methodologies to develop, enrich, and expand single human leukocyte antigen (“HLA”) restricted CTL therapies with proactively selected, precisely defined targets. HLA molecules are proteins that play an important role in the immune system’s ability to recognize “self” versus “foreign.” There are numerous HLA types that vary from person to person. CD8+ CTLs, also known as killer T cells, are white blood cells that are part of the immune system and destroy infected, malignant, or otherwise damaged cells. We are focused on using ExacTcell to develop allogeneic therapeutics, meaning therapeutics that are intended to be infused in patients other than the original donor.

ExacTcell therapies are based on carefully selected, naturally occurring CTLs that are designed to recognize targets of interest from the body’s native T cell receptor pool, unlike genetically engineered T cell therapies. CD8+ CTLs in ExacTcell-based products target multiple and distinct antigens, with the aim to circumvent the impact of mutations in viruses and cancer cells, which can render existing treatments focused on a single target ineffective. ExacTcell is designed to maximize the immunologic specificity of our products in order to eliminate malignant and virally infected cells while allowing healthy cells to remain intact. We believe this high degree of specificity has the potential to significantly reduce the chances of cross-reactivity or adverse impact on healthy cells. Our confidence in ExacTcell is reflected in our development pipeline, which has been carefully tailored to address the unmet needs of large patient populations grappling with life-threatening viral diseases, cancers, and other disorders.

The first clinical product of ExacTcell, TVGN 489, is initially being developed to fill a critical gap in COVID-19 therapeutics for the immunocompromised and the high-risk elderly, with potential applications in both treatment and prevention of chronic, lingering symptoms of the disease (“Long COVID”). Viruses, including COVID-19, hijack cellular machinery to transform infected cells into virus production plants. Elimination of infected cells is necessary to allow them to be replaced by healthy, uninfected counterparts. TVGN 489 consists of CTLs designed to be active against multiple precise, well defined, and well characterized targets spread across the SARS-CoV-2 genome. The product progressed from pre-discovery to the clinic in less than 18 months, and in January 2023, we completed the Phase 1 proof-of-concept clinical trial of TVGN 489 for the treatment of ambulatory, high-risk adult COVID-19 patients. No dose-limiting toxicities or significant treatment-related adverse events were observed in the treatment arm. Secondary endpoints showed a rapid reduction of viral load and that infusion of TVGN 489 did not prevent the development of the patients’ own T cell-related (cellular) or antibody-related (humoral) anti-COVID-19 immunity. None of the patients reported progression of infection, reinfection, or the development of Long COVID during the six-month follow-up period. These clinical observations were mirrored by laboratory evidence of the persistence of TVGN 489 cells for at least six months after treatment. The results of the trial were published in Blood Advances in June 2024 following peer review. We believe these findings validate our initiative to develop off-the-shelf T cell therapies for outpatient administration, targeting diseases that affect large patient populations – for the very first time. We are planning a pivotal trial of TVGN 489 in COVID-19 patients with B cell malignancies, with studies of other highly vulnerable populations thereafter. TVGN 489 is also in preclinical development for treatment and prevention of Long COVID based on evidence of a persistent viral reservoir in Long COVID patients.

Business Combination

On February 14, 2024, Tevogen Bio Inc (n/k/a Tevogen Bio Inc.) (“Tevogen Bio”) completed the previously announced business combination with Semper Paratus Acquisition Corporation (“Semper Paratus”), a special purpose acquisition company formed for the purpose of effecting a merger, stock purchase, reorganization or similar acquisition or business combination with one or more businesses, pursuant to which Tevogen Bio became a wholly owned subsidiary of Semper Paratus. In connection with the closing of that business combination, Semper Paratus changed its name from “Semper Paratus Acquisition Corporation” to “Tevogen Bio Holdings Inc.”

Our Pipeline

We are leveraging our understanding of immunotherapy and our ExacTcell technology to discover, validate, and build a proprietary pipeline of T cell therapies with diverse targets in infectious disease, cancer, and other disorders. The figure below details our pipeline of product candidates and their targets:

[1]	Phase 1 clinical trials are designed in part to generate proof of concept data and safety-related data on tolerability and side effects.

[2]	A pivotal trial is a trial designed to generate data sufficient to support the filing of an application for regulatory approval. A pivotal trial may not necessarily be denoted as a Phase 3 clinical trial and instead may be a Phase 2 or Phase 2/3 clinical trial. We believe that Phase 2, Phase 2/3, or Phase 3 clinical trials may serve as pivotal trials for TVGN 489.

[3]	We believe that the safety data from our completed Phase 1 clinical trial should be sufficient to serve as the basis for one or more later stage, potentially pivotal trials in acute SARS-CoV-2 patients with B-cell cancer immune suppression, other B cell immune suppressed acute SARS-CoV-2 patients with a B cell cancer indication, and for Long COVID prevention and treatment. We cannot be certain whether we will be permitted to move from a Phase 1 trial directly to a pivotal trial covering any specific target population until FDA reviews and concurs with or rejects our proposed plans, and FDA may require us to conduct further trials to generate additional safety and efficacy data prior to approval.

Our Strategy

Our goal is to have a positive impact on patients’ health and treatment equity by developing and commercializing personalized cell therapies to treat infectious disease, cancer, and other diseases. Our strategy is to target large patient populations for each pipeline product. Key elements of our strategy to advance toward this goal include the following:

●	Advancing the clinical development of TVGN 489 for the treatment of COVID-19 and Long COVID. We completed a Phase 1 proof-of-concept trial of TVGN 489 for the treatment of high-risk ambulatory adult COVID-19 patients in January 2023 and plan to launch a pivotal trial in COVID-19 patients with B cell malignancies. TVGN 489 is also in development for other highly vulnerable COVID-19 patients and sufferers of Long COVID. A Phase 2 treatment trial examining the safety and efficacy of TVGN 489 in individuals with Long COVID is currently under development.

●	Leveraging our ExacTcell technology to develop therapies for additional indications. In addition to TVGN 489, we are leveraging our ExacTcell technology to advance product candidates in virology, oncology, and other conditions. For example, early work is underway that leverages our expertise in the selection of viral peptide targets to be used preventatively in the form of a T cell vaccination.

●	Developing manufacturing capabilities, including through acquisitions. We will need to develop manufacturing capabilities for clinical and, if approved, commercial supply of our cell therapy products. Our efforts to develop manufacturing capability are currently focused on acquiring a manufacturing and research and development facility, including through collaboration with a potential facility development partner.

●	Forming strategic alliances and collaborating with partners to augment our capabilities. We may pursue strategic alliances with other biopharmaceutical companies with well-established presences in the specialties we aim to target for our indications. This may include co-marketing, co-promotion, and co-development relationships, or a partnership with a diagnostics company to help improve availability of HLA testing (rapid testing in acute illnesses and prompt testing in more chronic conditions). We also intend to explore options to work with partners to augment the study and treatment of patients and the impact of our product candidates, including medical professionals, healthcare professional networks, pharmacy benefit managers, insurance companies, and artificial intelligence companies.

We believe that positive data from studies and clinical trials can help pave the way for positive regulatory discussions, strategic partnerships, and future label expansions, furthering our ability to meet our goal.

Our ExacTcell Technology

Our ExacTcell technology and our therapies harness one of nature’s own approaches to eradicating cancer and other diseases: the cytotoxic or killer T cell. We believe that our patented ExacTcell precision allogeneic T cell development technology has the potential to be a broadly applicable approach for developing convenient and reasonably priced cellular immunotherapies for the treatment of acute viral infections, long-term consequences of viral infections such as Long COVID, viral- and non-viral-induced cancers, and other disorders. Although our initial product development has been in the area of infectious disease, we believe our technology also holds promise for applications in cancers and autoimmune diseases, which would increase our total addressable market. We also believe that ExacTcell can enable us to deliver products faster, at a greater scale, and at lower cost than future competing cell therapies, if any.

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

Currently available cell-based immunotherapy approaches include genetically unmodified T cells applied to the treatment of viruses early after transplant and genetically modified chimeric antigen receptor (“CAR”) T cells used to treat a selected subset of malignancies. We believe that to date, cellular therapy has not been harnessed to its full potential for clinical application. We believe that our proprietary approach will allow T cell products to be generated with a much higher target-specific CD8+ content and better-defined target specificity than existing commercially available approaches. Contrasted with our approach, the genetically unmodified T cells used after hematopoietic stem cell transplantation for the treatment of viral infections have used large viral proteins, pools of peptides, or infected cells to stimulate CTLs. These broader targets may stimulate both CD4+ and CD8+ T cell responses, resulting in more heterogeneous T cell products with little information regarding the specific peptide targets recognized by the T cells. By stimulating with only carefully selected smaller peptides that are known to bind to a single HLA-class I molecule and to be recognized by CTLs, our approach elicits a high degree of target-specific CD8+ responses, which we believe may result in improved outcomes as compared to these other approaches. Knowing the specific peptide targets also allows rapid identification of the impact of mutations on our CTL products. Having multiple targets within a product also blunts the impact of any one mutation.

Due to the targeted nature of the cells ExacTcell can produce, we also believe we may be able to avoid some of the unwanted corollary effects observed in other T cell immunotherapies. For example, we believe products developed through ExacTcell could potentially avoid the high incidence of adverse events, some life-threatening, such as cytokine release syndrome and neurotoxicity, that have been observed with autologous and allogeneic CAR-T platforms. Data from our Phase 1 trial strongly supports this belief. Autologous cell therapies are derived from a donor’s own cells, as contrasted with allogenic therapies such as ours, where cells are from third party donors.

In order to select candidate peptides for ExacTcell products, we rely on computer-facilitated prediction of the ability of specific peptide candidates to bind to specific HLA molecules. Once candidates are selected and used to stimulate T cells in the laboratory, we use tetramer staining to assess whether T cells recognize the target peptides and assess cytotoxicity against individual peptide-pulsed and non-pulsed targets. This allows us to rapidly and proactively select multiple, precise, candidate T cell targets and then quickly experimentally confirm their effectiveness. Through our Tevogen.AI artificial intelligence initiative, we are exploring ways to deploy artificial intelligence-powered target detection to accelerate our product development pace, either internally or in collaboration with leading entities in the field of artificial intelligence, such as through our enrollment in the Microsoft for Startups program and use of Microsoft Azure.

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

In November 2023, FDA announced that it had “received reports of T-cell malignancies” in patients who received certain autologous CAR T cell immunotherapies. In January 2024, FDA required a class-wide black box warning be added to the label of these CAR T products regarding this risk. Currently approved autologous CAR-T platforms utilize the patient’s own T cells to manufacture their products. These cells have previously been exposed to cancer therapy and are genetically altered and subsequently expanded.

In contrast, CTLs generated using the ExacTcell technology come from a healthy donor with a normal immune system. ExacTcell CTLs are not genetically altered in the manufacturing process and although they expand during manufacture, this is the expected response of a T-lymphocyte when encountering its target antigen. The genetic modifications necessary to make CAR-T cells, which may be associated with the recent reports of T cell malignancies, are not utilized in the manufacture of our products made on the ExacTcell technology. Moreover, secondary malignancies have not been described in the unmodified T cell products given to hundreds of post-transplant patients. Although products from our ExacTcell technology are not designed to be genetically modified, they are still in the early stages of testing, and only limited human and laboratory study data are available regarding the risk profiles of our products. Allogeneic CAR-T approaches are in early-stage development, but concerns exist regarding side effects similar to autologous CAR-T, and additionally, the development of graft versus host disease with allogeneic CAR-T products, both of which we believe will be of lower risk with our technology.

Hundreds of doses per donor can be obtained using the ExacTcell approach, which is expected to facilitate off-the-shelf use and the ability to administer doses within hours of diagnosis when rapid therapeutic intervention is crucial. Use of TVGN 489, for example, is expected to begin with a confirmatory COVID-19 test and rapid HLA typing for which results would be available in six to eight hours, allowing selection of the proper product based on HLA type. After confirmation of HLA type, thawing takes minutes, and cells are infused within ten minutes of thawing.

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

We are working to further advance ExacTcell with a new, proprietary T cell receptor-engineered process, which we believe may substantially increase the number of doses that can be produced from a single donor. Available technology can be used to allow us to interrogate over a thousand individual T cells to determine which one kills peptide-pulsed targets fastest or kills the most in a given timeframe. This highest performing T cell can then be isolated, and its T cell receptor sequenced, allowing us to make an artificial TCR gene that can be introduced into CD8+ T cells collected from healthy donors. We believe this could allow at least a several-fold increase in the number of desired CTLs as compared to our current approach. We expect efforts to produce second generation products based on this process may begin shortly after and if initial regulatory approval of the first-generation product is obtained.

Our First Product Candidate

Our first product candidate, TVGN 489, is an off-the-shelf, allogeneic cytotoxic CD8+ T cell therapy designed to fill a critical remaining gap in COVID-19 therapeutic solutions for the immunocompromised and the high-risk elderly, who remain at substantial risk for poor outcomes, with potential applications in both treatment and prevention of Long COVID. Treatment for these groups represents an area of unmet or incompletely met need which we believe TVGN 489 can significantly address. We rapidly progressed TVGN 489 from pre-discovery to the clinic in only 18 months. TVGN 489 cells are derived from healthy donors who recovered from a prior COVID-19 infection, and TVGN 489 is active against multiple, precise targets spread across the SARS-CoV-2 genome.

In January 2023, we completed a Phase 1 proof-of-concept trial of TVGN 489 for the treatment of ambulatory high-risk adult COVID-19 patients. No dose-limiting toxicities or significant TVGN 489-related adverse events were observed in this trial at any of the four dosing levels tested. Secondary endpoint analysis showed a rapid reduction in COVID-19 viral load and that the infusion of TVGN 489 did not prevent the development of the patient’s own T cell-related (cellular) and antibody-related (humoral) anti-COVID-19 immunity. In addition, none of the patients in the treatment arm reported progression of infection, reinfection, or the development of Long COVID during the six-month follow-up period. The TVGN 489 in the Phase 1 trial was formulated to match patients expressing HLA-A*02:01, the most common HLA type in the population.

We believe that TVGN 489 targets are less susceptible to viral mutations due to their small size than monoclonal antibody targets and less susceptible to drug resistance than antivirals. As evidence of this, despite selection of T cell targets in 2020, more than 95% of the targets for the HLA-A*02:01 TVGN 489 product targets have remained intact through the first quarter of 2025. In contrast, most monoclonal antibodies were withdrawn from the market for lack of efficacy related to the lack of recognition of new variants, providing what we believe to be evidence of decreased susceptibility of TVGN 489 to viral mutation. In addition, knowing the precise peptide targets of our therapy helps allow rapid assessment regarding their preservation or loss as soon as new variants are sequenced. We check emerging COVID-19 variants against TVGN 489 targets on an ongoing basis.

COVID-19 Background

COVID-19, caused by the SARS-CoV-2 virus, has killed millions and infected hundreds of millions since its emergence in late 2019. Groups most at risk for poor outcomes due to COVID-19 are immunocompromised individuals unable to mount an adequate immune response, such as those with immune system cancers, immunodeficiency disorders, transplant recipients, patients with immune-mediated disorders requiring immunosuppressive therapy, or high doses of corticosteroids, the elderly and the unvaccinated. Data shows that the majority of COVID-19 deaths occur in people over the age of 65. The risk of severe illness from COVID-19 for an individual tends to escalate with an increase in their number of underlying medical conditions. In addition to the acute impacts of infection, a significant portion of those who have been infected by COVID-19 in the past develop more chronic and potentially debilitating symptoms afterwards, a condition termed Long COVID. Despite the availability of vaccines and emergence of initial therapeutics, significant gaps and shortcomings in treatment remain both for vulnerable patients experiencing an acute infection and for Long Covid sufferers for whom there are no treatment options approved for the indication or its underlying causes.

Like other viruses that have RNA as their genetic material, SARS-CoV-2 is constantly evolving through random mutations. New mutations can potentially increase or decrease infectiousness and virulence. In addition, mutations can increase the virus’ ability to evade adaptive immune responses from past SARS-CoV-2 infection or vaccination. New variants of the SARS-CoV-2 virus continue to emerge, and many people continue to be adversely affected by COVID-19, particularly those at the highest risk and sufferers of Long COVID. Moreover, a growing body of scientific data suggests new immune-evasive variants are more likely to arise in immunocompromised patients because they are less able to eradicate the virus. The longer duration of infection within the host affords the virus more opportunity to mutate so as to evade the immune system. The potential rise of immune-evasive variants in immunocompromised patients provides a public health rationale for the treatment of immunocompromised patients in order to more rapidly and aggressively eliminate the virus and avoid generation of new variants.

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

Only two anti-viral agents, Nirmatrelvir with Ritonavir (Paxlovid) and Veklury (remdesivir), have been FDA-approved for the treatment of COVID-19. While Paxlovid is indicated for treatment in individuals at high risk for viral progression, neither drug has been specifically authorized for use in immunocompromised patients, creating a need for the development of novel therapies in this area. Both drugs also present challenges for subsets of patients. Paxlovid is associated with many drug-drug interactions, resulting in the need to temporarily stop ongoing medications or seek alternative therapy and thereby making it difficult for some patients to take. This is especially true for patients on multiple medications, which is often true of high-risk patients requiring anti-COVID-19 treatment. Paxlovid is also known to be associated with COVID-19 rebound, which has been calculated as high as 21% in ambulatory patients, according to a study published in the Annals of Internal Medicine in November 2023. Although the rate of rebound in high-risk subgroups is less well-documented, we anticipate it may be as high or higher in this group. Paxlovid also must be started within five days of symptom development to be effective. Remdesivir must be given within seven days and is only available in intravenous form, requiring three daily infusions in a treatment center. Remdesivir has also been associated with liver enzyme abnormalities and gastrointestinal side effects. Monoclonal antibodies to the viral spike protein were introduced early in the pandemic for treatment of COVID-19 but typically have been rendered ineffective over time as the virus continues to evolve. One prophylactic monoclonal antibody for COVID-19 prevention, Pemgarda (Pemivibart), has received emergency use authorization for moderate to severely immune compromised patients. Whether this monoclonal antibody will remain more durable than other monoclonal antibody remains to be seen, although resistance to the drug has already been observed in some variants. No therapies have been approved to treat the underlying causes of the symptoms of Long COVID, and significant research is ongoing to determine why some patients fully recover while others develop long-term complications.

Key Advantages of TVGN 489

Given the ongoing spread of COVID-19 and its effects and continued gaps in treatment, there is a clear need for alternatives to current therapeutic options for COVID-19 We have shown that TVGN 489 is less susceptible to viral mutations than monoclonal antibodies and thus able to overcome the increased immune evasion of current and emerging COVID-19 variants. We also believe TVGN 489 has the potential to be less susceptible to drug resistance than antivirals. As contrasted with existing therapies, TVGN 489 is designed to recognize multiple specific target peptides from distinct COVID-19 proteins, versus one or two targets typically derived only from the spike protein. Whereas other viral therapies buy time for natural immunity to emerge and definitively control the virus, TVGN 489 provides natural immunity directly and immediately to patients.

TVGN 489’s targets have also persisted in studied COVID-19 variants. We have observed TVGN 489’s targets to be generally retained, in nearly all cases at greater than a 95% level of retention, in the genome of all of the isolates of SARS-CoV-2 variants that we have studied to date. This is in significant contrast with the target loss of anti-spike monoclonal antibody therapies, which has led to the withdrawal of emergency use authorizations (“EUAs”) that had been granted during the now-expired COVID-19 National Public Health Emergency.

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

TVGN 489 is also designed to be fast acting, as the cells are fully mature and crafted to be primed to act as soon as they find their way to infected cells. All patients in the interventional arm of our Phase 1 clinical trial noted improved symptoms within two to three days, which is shorter than the average noted by patients in the observational arm, and 83% of patients in the interventional arm had negative nasal swab polymerase chain reaction tests and there was a 99% viral load reduction in all patients within 14 days. The consistency of the resolution was suggestive of a treatment effect and the rapidity of nasal swab COVID-19 resolution was shown in a population where five individuals were on active immunosuppression for cancer (three with hematological malignancy, two with solid tumors) and one for lupus at the time of COVID-19 infection. Moreover, a more recent study showed that the median time to SARS-CoV-2 nasal swab PCR negativity was 72 days for patients with a hematologic malignancy highlighting the rapidity of response in the Tevogen phase I study. Two patients on the trial went on to stem cell transplantation, an immunosuppressive procedure, within a month of treatment. Neither experienced COVID-19 reactivation, which we believe further attests to the rapid acting nature of this product. When immunocompromised patients get sick from COVID-19, their current treatment regimens for existing conditions are often stopped. For oncology patients, this can be especially disruptive or even harmful to the curative potential of their treatment. Given TVGN 489’s design and these results, we believe TVGN 489 may allow immunocompromised patients to recover and be able to return to their pre-COVID-19 treatment regimen with minimal delays.

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

We conducted multiple in-vitro studies of TVGN 489 in preparation for filing the IND with FDA and observed strong antiviral activity against SARS-CoV-2 in these laboratory studies. In preclinical studies, we observed that TVGN 489 cells kill target cells that are exposed to SARS-CoV-2 peptides, but not cells that are not exposed to those peptides. This is illustrated in the figure below, which shows the percentage of cells killed over a four-hour period when targets were pulsed with the peptides and when they were not, with the x-axis showing the lysis rates based on the ratio of CTLs to target cells.

Identification of appropriate COVID-19 peptide targets for additional HLA molecules remains ongoing, and we plan to continue this testing until we are confident that between 90% and 95% of the COVID-19 infected population could be treated based on our research. We believe generating these CTLs can provide treatment for SARS-CoV-2 or, with the appropriate targets, for other viral infections. Immunizing an individual to these specific targets should form the basis of helping to prevent a subsequent infection through a T cell vaccine. Target identification thus has the potential to assist with prevention as well as treatment.

Clinical Development for COVID-19 Patients

FDA permitted our IND for TVGN 489 to proceed in May 2021, and we began enrolling patients in the Phase 1 proof-of-concept trial of TVGN 489 for the treatment of high-risk ambulatory adult COVID-19 patients in October 2021. Patients in the trial were newly diagnosed with COVID-19 and were deemed to be at high risk for complications due to the presence of one or more underlying medical conditions defined as high risk by the Centers for Disease Control and Prevention, including among others cancer, hypertension, obesity, diabetes, cardiovascular disease, and old age. The trial, which was conducted at Thomas Jefferson University Hospital in Philadelphia, was completed in January 2023.

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

Each patient in the treatment arm received a single intravenous infusion of TVGN 489 within four days of diagnosis. Analysis of COVID-19 viral load showed that the patients were early in their COVID-19 disease course. Patients were treated with TVGN 489 at one of four dose levels: 1 x 105/kg; 3 x 105/kg; 1 x 106/kg; or 3 x 106/kg. Patients treated on the first dosing level had the high-risk delta variant of COVID-19. These dose levels were chosen based on data regarding antiviral T cell therapy in hematopoietic transplant patients involving the administration of similar cell numbers. Three patients were enrolled at each dosing level with the option to enroll three more if a significant side effect was observed. Each dose level concluded with three patients rather than six and the treatment arm concluded with a total of 12 patients rather than 24, due to the absence of appreciable toxicities across all dose levels. The comparative arm, which was designed to end enrollment when treatment arm enrollment was completed, concluded with 18 patients, appreciably less than what would have occurred if the treatment group required additional enrollment. Observational arm patients received standard of care treatment, including monoclonal antibodies. Interventional arm patients were monitored in the hospital for four days before being discharged and then were observed daily at home for ten additional days and again at the one, two, three, and six-month anniversary of the initial infusion. Observational arm patients were monitored at home over the same interval.

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

All treatment arm patients reported returning to their baseline level of health without COVID-19 symptoms within 14 days of treatment. All such patients also reported symptom improvement within two to three days of treatment, which corresponded with a decrease in the COVID-19 viral load on PCR testing in the majority of patients. None of the patients who participated in the trial reported progression of their COVID-19 infection and none developed recurrent COVID-19 or Long COVID during the six-month follow-up period. These clinical observations were mirrored by laboratory evidence of the persistence of infused TVGN 489 cells for at least six months after treatment.

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

TVGN 489 COVID-19 Reactive CD8+ T Cells Detected Throughout the Six-Month Follow Up Period

Expansion and persistence of allogeneic T cells has been associated with disease control in many settings. Whether the prolonged persistence of the CTLs used in this study is of benefit in the treatment of COVID-19, Long COVID, or alternate future viral or oncologic targets for these CTLs merits further examination. However, the evidence of their prolonged persistence provides us with encouragement for future applications of the ExacTcell technology, particularly in oncology.

We believe based on precedential industry examples, including in areas with high unmet needs or strong early phase clinical trial results, that we may be able to commence pivotal trials of TVGN 489 on the basis of the results of our completed Phase 1 trial. A pivotal trial is a trial designed to generate data sufficient to support the filing of an application for regulatory approval. Although the clinical trial process usually includes three phases, a pivotal trial may not necessarily be denoted as a Phase 3 clinical trial and instead may be a Phase 2 or Phase 2/3 clinical trial. We hope to begin a pivotal trial of TVGN 489 for the treatment of COVID-19 in select vulnerable populations with humoral immune suppression due to B cell malignancy or the treatment thereof. Patients with hematological malignancies continue to experience higher rates of hospitalization and death as compared to the general population and those with solid tumors. Increased mortality, hospitalization, and incidence of Long COVID are higher in patients with B cell malignancies due to inadequate vaccination response and the immunosuppressive consequences of treatment received for B cell cancers. While the major acute outcomes of patients with hematological malignancies and COVID-19 have improved with increasing experience, for cancer patients who contract COVID-19, uninterrupted treatment is critical, as delays can impact long-term outcomes. Whereas treatment arm patients in our Phase 1 proof-of-concept clinical trial all had a single HLA type, we expect to treat patients in this pivotal trial who have any of the six most common HLA types, which we believe would represent between 60% and 65% of the population. The primary endpoint of this trial is planned to be reduction in SARS-CoV-2 viral load and reduction in the delays of cancer treatment. Secondary endpoints include the incidence and duration of hospitalization, intensive care unit admissions, hours on supplemental oxygen, mortality, COVID-19 recurrence, and Long COVID diagnosis. At this stage, however, we cannot be certain whether we will be permitted to move from a Phase 1 trial directly to a pivotal trial until FDA reviews and concurs with or rejects our proposed plans, and FDA may require us to conduct further trials to generate additional safety and efficacy data.

As development of TVGN 489 continues, we may also seek FDA’s RMAT designation for TVGN 489, which as explained in “Regulatory Environment – Expedited Development and Review Programs” below, is intended to facilitate efficient development and expedited review.

Other Target Patient Populations and Indications for TVGN 489

Although the majority of younger and healthier adults with COVID-19 avoid poor outcomes after infection without treatment, there remain subsets of the population (such as humorally suppressed patients with B cell malignancies, as described above) who are vulnerable to significant complications from COVID-19 because of a weak immune system or suboptimal responses to vaccines. Treatment of these individuals is an area of unmet need that we believe TVGN 489 therapy has the opportunity to fill. These target populations also include COVID-19 patients with a non-B-cell cancer indication, elderly and infirm acute COVID-19 patients, and those with immune suppression due solid organ or hematopoietic transplantation or autoimmunity or its treatment. Regardless of age or comorbidity, individuals with Long COVID represent another critical area of unmet need. As noted above, these patients are among those with the greatest need for effective treatment. We believe that the safety and the clinical benefit data from our completed Phase 1 clinical trial in ambulatory, high-risk adult patients should be sufficient to serve as the basis for later-stage and potentially pivotal trials in these patient groups as well as for the prevention of Long COVID. However, whether such trials may serve as pivotal trials, the phase of these trials, and the dose level to be selected in each trial remains subject to discussions with and agreement by FDA.

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

Recent studies have indicated that there is not an HLA class I-based predisposition to Long COVID. Therefore, it was not necessary for us to undertake a genetic prediction study to determine optimal class I HLA types for CTL donor selection. Instead, a Phase 2 study is in development that will examine the effect of treatment with TVGN 489 on specific categories of Long COVID sufferers such as those with fatigue or brain fog based on the existence of a SARS-CoV-2 reservoir which may cause these symptoms. This protocol is in a very early stage of development.

Other Discovery Programs, Product Candidates and Indications

In addition to TVGN 489, we have several product candidates under early-stage development in virology, neurology, and oncology using our ExacTcell technology. For example, investigative work is also underway to develop product candidates targeted at human papilloma virus (“HPV”)-related diseases, including TVGN 920 in cervical cancer and TVGN 960 in oropharyngeal cancer, which is a type of mouth and throat cancer. Cervical cancer and oropharyngeal cancer are both commonly caused by HPV. According to the WHO, HPV is responsible for 99% of cervical cancers. Mouth and throat cancers are more diverse, but the WHO estimates that about 70% of oropharyngeal cancers are due to HPV. Although a vaccine for HPV exists, the National Cancer Institute estimates that as of 2022, only 58.6% of adolescents between the ages of 13 and 15 had received the recommended doses, estimated vaccination among older populations is lower, and the COVID pandemic has shown that significant portions of the population will avoid vaccination. We believe that as with other viral infections, the availability of both a preventative strategy and a treatment strategy is important to reduce incidence and impact of disease and is investigating peptide candidates for HPV to further the development of TVGN 920 and TVGN 960. We are also beginning investigative work to develop TVGN 116, a product candidate targeted at hepatitis B. We are also developing Epstein-Barr virus (“EBV”) specific CTLs for potential use in multiple sclerosis (“MS”) and EBV-associated lymphomas. Our TVGN 601 is being developed for MS, and our TVGN 930 is being developed for EBV-associated lymphomas. EBV is a common virus that infects over 90% of the world’s adult population, according to the World Health Organization (the “WHO”), and is mainly transmitted through saliva, but also through other body fluids such as blood and semen. EBV is the leading cause of infectious mononucleosis, and infects B-cells, a type of immune cell. Recent studies have suggested a potential link between infection with EBV and later onset of inflammation that causes MS, and EBV infection can lead to a variety of cancers and cancer-like disorders, including lymphomas, nasopharyngeal cancers, Post-Transplant Lymphoproliferative Disorder, and others. Given the widespread nature of EBV and the serious health problems it can cause, investigative work is underway to identify effective peptide targets for this virus to further the development of TVGN 601 and TVGN 930.

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

Manufacturing

We relied on a Clinical Trial Services and Materials Agreement with Thomas Jefferson University for the manufacture of TVGN 489 for our Phase 1 proof-of-concept trial. However, we will need to develop manufacturing capabilities for clinical and, if approved, commercial supply of our cell therapy products. Our efforts to develop manufacturing capability are currently focused on finding a manufacturing and research and development facility, including through collaboration with a potential facility development partner.

Our Commercialization Plans

If approved, we plan to globally commercialize TVGN 489 and our other product candidates aimed at serving a large patient population suffering from infectious diseases, cancer, and other disorders. Our commercial and market access team has been diligently working alongside our research and development team and external experts to better understand market dynamics, identify segments with high unmet needs, map the patient journey, understand the competition within each segment, and identify opportunities for our product candidates. The same team continues to offer input in portfolio planning and target prioritization for our research pipeline. We are also proactive in identifying potential collaboration and service partners, including distribution partners for our sophisticated, cryopreserved cell therapy products like TVGN 489. As part of our Company’s mission of patient centricity, we aim to collaborate with all stakeholders, including patients, healthcare professionals, sales channel partners, public and private payers, and service providers. Essential commercial capabilities, such as market analytics, pricing, and commercial operations functions, are continuously being developed as we progress toward the later-stage development of TVGN 489.

We believe that the U.S. opportunity for our key pipeline products includes:

●	TVGN 489: Approximately 750,000 patients with B cell hematologic cancer, 2,175,000 addressable patients with other cancers, including lung, breast, colon, pancreatic and liver, and 18 million addressable patients with Long COVID.
●	TVGN 920: Approximately 5.5 million patients with high-risk HPV infections, of which 200,000 are diagnosed with high grade dysplasia per year.
●	TVGN 930: Approximately 92,000 patients with the main EBV-associated lymphomas.
●	TVGN 960: Approximately 110,000 patients with HPV-related mouth and throat cancer.
●	TVGN 601: Approximately 1 million patients with EBV-related multiple sclerosis.
●	TVGN 116: Approximately 500,000 to 1 million patients with high-risk chronic Hepatitis B for prevention of liver cancer.

Artificial Intelligence

In October 2023, we announced Tevogen.AI, a new early-stage initiative focused on harnessing the potential of artificial intelligence to expedite drug development, optimize laboratory processes and clinical trials, unravel complex biological data, improve patient outcomes, and pass on related savings to patients. We intend to assemble a team of research scientists, physicians, data scientists, and artificial intelligence and machine learning engineers to help accomplish these goals by leveraging tools and techniques that might include large, curated data sets, algorithmic models, pattern recognition, data analyses, automation, and artificial intelligence-powered software such as chatbots. As an initial part of this initiative, we are specifically exploring ways to deploy artificial intelligence-powered target detection to further accelerate our product development pace, either internally or in collaboration with leading entities in the field of artificial intelligence. We also intend to explore the potential use of artificial intelligence to power tools that could anticipate potential adverse reactions, efficacy concerns, and identify patients who would be most likely to respond to an investigational therapy. The ability to search the human genome for specific peptide sequences might, for example, eliminate some peptide targets simplifying the peptide screening/selection process. We have filed patents for algorithms to be trained against a curated dataset to predict immunologically active HLA-peptide complexes and additionally to predict T cell receptor engagement tied to specific HLA-peptide complexes.

Since its inception, Tevogen.AI has begun investigating individual viral isolates with a keen focus on target selection of peptides for our pipeline of products. We continue curating a highly refined dataset across 14 isolates, with more targets planned, to train future machine learning and predictive artificial intelligence foundational models. Further, we are investigating the human genome to understand immunologically active HLA-peptide complexes related to our first patent filing. We intend to create an interface we call PredicTcell to take inputs in the form of proteins and suggest a viable T cell receptor design to bind to the given protein. To aid this effort, we have entered into agreements with leading artificial intelligence and technology companies. The collaborative nature of these agreements affords Tevogen.AI access to experts and other resources to fulfill its mission of creating foundational algorithmic models of T cell interactions with proteins. Tevogen.AI is also exploring how we can leverage datasets from partners and enrich them with internal insights to drive clinical trial recruitment and monitoring to ensure efficacy of a given T cell product.

Our History and Team

Tevogen Bio was established in June 2020 as a Delaware corporation, and Semper Paratus was incorporated as a Cayman Islands exempted company in April 2021. Our senior leadership team is composed of accomplished scientists and biopharmaceutical leaders. The team brings together diverse experience across the entire life sciences spectrum, including biotechnology, pharmaceuticals, hospitals, public and private insurance, education, and health policy. Additionally, our team holds substantial expertise in drug development, global product launches, and commercialization and ensuring patient access across a range of therapeutic areas.

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

TVGN 489 is being developed to fill the critical gaps that exist in COVID-19 therapeutics for the immunocompromised, the high-risk elderly, and Long COVID. Only one product has been FDA approved to date for treatment of COVID-19 in the immunocompromised population. This treatment provides passive immunity in the form of high-titer COVID-19 convalescent plasma (“CCP”) treatment, available from the non-profit blood donation center, OneBlood, serving the southeastern United States. Blood banks nationwide can request CCP from OneBlood, but it is unclear how long it takes to transport the therapy. In one trial, CCP was administered to young (median age 43 years) patients with few comorbidities other than multiple sclerosis or neuromyelitis optica, for which they were receiving anti-CD 20 therapy. Treated patients with persistent symptoms before therapy had resolution of fever in seven days and the majority had reduction of viremia after CCP treatment. In another trial of immune compromised patients with mild COVID-19 within seven days of infection, CCP did not prevent the evolution of SARS-CoV-2 mutations in either the treated or untreated groups, and only two of 117 patients studied had B cell deficiency. While the majority of patients had undergone solid organ transplantation, only one patient in the treatment group underwent allogeneic hematopoietic stem cell transplant, and there were minimal differences in outcomes between CCP-treated and non-treated groups. The only significant finding was a reduced rate of hospitalization in the CCP treatment group versus the non-treated group, with zero hospitalizations out of 59 patients versus five out of 58. In both of these studies, CCP was dosed multiple times. This therapy is an FDA licensed treatment through a blood donation center and is not marketed. We believe more data is needed regarding this therapy, especially in humorally suppressed individuals, and that questions remain about widespread availability and effectiveness in specific subgroups.

Clinical trial data of other approved treatments in immunocompromised patients is limited. The National Institutes of Health’s COVID-19 Treatment Guidelines Panel, a group of clinical experts that developed guidance on COVID-19 care (the “NIH Panel Guidelines”), recommended prompt treatment of COVID-19 in non-hospitalized immunocompromised patients with antiviral drugs, but acknowledged the limitations of these drugs and related research in such patients. Two antivirals are currently FDA-approved for COVID-19 treatment: Gilead Science’s Veklury® (Remdesivir) for the treatment of mild-to-moderate COVID-19 in hospitalized or non-hospitalized adults who are at high risk for progression to severe COVID-19, and Pfizer’s Paxlovid (Nirmatrelvir/Ritonavir tablets) for the treatment of mild-to-moderate COVID-19 in adults who are at high risk for progression to severe COVID-19. The NIH Panel Guidelines highlight the limitation of the insights that clinical trials conducted for Remdesivir and for Nirmatrelvir/Ritonavir tablets in broader populations can provide with respect to immunocompromised patients, as each trial enrolled only limited numbers of such patients. For example, a retrospective study examining the use of Nirmatrelvir/Ritonavir tablets in vulnerable individuals with COVID-19 included only 13.2% highly immunocompromised and 10.6% moderately immunocompromised patients with cancer, with cancer type and type immunosuppressive medications not otherwise specified. Although the NIH Panel Guidelines acknowledge observation in retrospective studies of “some potential benefits” of the use of Paxlovid for patients with “various immunocompromising conditions,” they also note that because the pivotal trial of Nirmatrelvir/Ritonavir tablets did not enroll many immunocompromised participants, “efficacy ... was not established for this population.” Based on our target product profile, therefore, we anticipate that these products may not be direct competitors in our target patient population. Moreover, we believe that TVGN 489’s anticipated single outpatient infusion may be easier to administer than Veklury’s multiple infusions over a number of days. Additionally, Paxlovid requires daily doses, has a significant number of drug interaction issues, as discussed in “COVID-19 Background” and noted by the NIH Panel Guidelines, and has experienced numerous patient reports of disease relapse or rebound, which in each case we do not anticipate for TVGN 489 based on its design and our Phase 1 proof of concept trial results. We do expect that these products may present direct competition in high-risk elderly patients, but we are initially targeting immunocompromised indications. There remains no documented effective treatments for Long COVID, with a recent study showing no benefit from the use of Paxlovid (Nirmatrelvir/Ritonavir tablets) in patients with Long COVID.

Monoclonal antibodies have also previously been considered promising as an effective therapeutic option for COVID-19, including in immunocompromised patients, and several had been granted EUAs. Most of these treatments have had their EUAs revoked by FDA due to lack of efficacy stemming from viral mutations. There are nonetheless ongoing efforts to develop additional anti-COVID monoclonal antibodies for treatment and prevention of COVID-19 infection. For example, in March 2024, Invivyd received an EUA of its product, Pemgarda (pemivibart), a broadly neutralizing monoclonal antibody used for COVID-19 prevention in immunocompromised individuals who have not either been exposed to or developed active COVID infection. While recent press releases from Invivyd confirm continued activity of Pemivibart against circulating strains of SARS-CoV-2, third-party research showed that inhibitory concentrations needed for neutralization of the JN.1 sublineages increased for Pemivibart, and that activity was substantially adversely impacted by the currently highest circulating variant at the time of the research.

Pemivibart and other monoclonal antibodies remain vulnerable to novel viral mutations. Antibodies, unlike T-cells, recognize intact molecules. Consequently, even remote mutations, not directly where the antibodies bind, may alter how the target molecule folds and its overall shape and therefore prevent antibody binding. T-cells, in contrast, recognize small peptide breakdown products of proteins and are only affected if the mutation is directly within the target peptide.

More broadly, known companies developing virus-specific T cell therapies include Atara Biotherapeutics (“Atara Bio”), whose Ebvallo (tabelecleucel) has received approval in Europe for treating a rare hematologic cancer caused by EBV. AlloVir, Inc. (“AlloVir”) is another company developing allogeneic T cell therapies for viral diseases. Neither Atara Bio nor AlloVir has an active development program for the treatment of COVID-19. AlloVir conducted a Phase 1b trial of an allogeneic, partially HLA-matched product candidate in COVID-19 and reported results of the trial in 2021 but has not continued clinical development. One patient in the trial experienced a recurrence of the disease and died four weeks after treatment. Atara Bio paused development of its T cell therapy, ATA188, after announcing in November 2023 that the Phase 2 trial of ATA188 targeting EBV-infected B cells and plasma cells in progressive forms of multiple sclerosis failed to meet efficacy or biomarker endpoints. ATA188 targets only three latent EBV proteins, whereas our CTL peptide targets are selected from all proteins expressed at the appropriate point in the viral life cycle, whether unique to that point in the viral life cycle or not. This approach provides far more immunologic targets and thus more opportunities for viral control. In addition, ATA188 is generated against targets restricted by several HLA alleles, which is likely to reduce the functional dose of drug targeting any one HLA allele, as contrasted with CTLs developed with ExacTcell, which are generated against a single HLA specificity and therefore allow a more precise understanding and control of dosage.

We anticipate that we will continue to face competition as new therapies enter the market and advanced technologies become available from time to time. We expect that any treatments which we develop and commercialize will need to compete on, among other things, efficacy, safety, convenience of administration and delivery, and price. Commercialization of any treatments we develop will be affected by the level of competition from original and biosimilars products and the availability of reimbursement from government and other third-party payors.

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

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain patent and other proprietary protection for our products and methods, preserve the confidentiality of our trade secrets, operate without infringing, misappropriating, or otherwise violating the valid, enforceable proprietary rights of others, and prevent others from infringing, misappropriating, or otherwise violating our proprietary rights. We rely on a combination of patents, patent applications, trademarks, and trade secrets to establish and protect our intellectual property rights. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products without the right to do so may depend on the extent to which we have rights under valid and enforceable patents, trademarks or trade secrets that cover these activities.

We continue to build our intellectual property portfolio and seek to protect our proprietary position by, among other things, filing patent applications. Our patent estate includes patents and patent applications with claims relating to our product candidates, methods of use, and methods of preparing the product candidates. As of February 24, 2025, our U.S. intellectual property portfolio includes three U.S. patents relating to TVGN 489 for the treatment of COVID-19, nine pending U.S. patent applications, including two patent applications relating to the treatment of COVID-19, six relating to the treatment of other viruses or cancer, and one related to artificial intelligence-driven T cell target identification and receptor engagement, as well as thirteen ex-U.S. patent applications, including applications in Australia, Canada, Europe, Japan, Qatar, United Arab Emirates, and the Patent Cooperation Treaty (PCT) directed at viral specific T cells, methods of treating and preventing viral infections, methods for developing CD3+CD+ cells against multiple viral epitopes for the treatment of viral infections, and systems for predicting immunologically active peptides with machine learning models, which have anticipated expiration dates through December 16, 2044.

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

In addition, we own a registered trademark for “Tevogen Bio” (and design), and have applied for a registered trademark protection for “ExacTcell” and “Tevogen.AI” (and logo) with the USPTO.

Human Capital Resources

Our success depends on our ability to attract and retain highly qualified management and personnel. As of March 21, 2025, we had 18 full-time and no part-time employees. We value a work culture that encourages employees, contractors, and vendors to contribute their unique and diverse perspectives, to harness optimism and creativity, and to be ready to learn and develop solutions towards a common and greater purpose of developing accessible immunotherapies. Our work culture is centered around four “CORE” values: Curiosity, Optimism, Respect, and Equality. We believe it is essential and necessary that these values are instilled and maintained in each of our employees to foster a collaborative culture. At our current size, ensuring this culture is primarily achieved through the recruitment process. Talent recruitment at our current stage is setting the foundation for further company growth. When attracting talent, we ensure that every job description mentions our core values, and the importance of these values in achieving our mission. Beyond evaluating experience, job applicants are also evaluated based on their values and passions. We believe it is necessary that each employee represents our four core values. As our employee numbers increase, we plan to create more defined programs to further enhance our company culture and retention of personnel.

Facilities

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

We anticipate expansion of both our corporate office and research and development facilities and intend to facilitate both in-house clinical and commercial manufacturing and are currently engaged in active discussions regarding such expansion.

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

Government policies may change and additional government regulations may be enacted that could prevent, delay, or present significant new challenges and costs for further development or regulatory approval of any product candidates, product or manufacturing changes, additional disease indications or label changes. We cannot predict the likelihood, nature or extent of government regulation that might arise from future legislative or administrative action.

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

Biologics are also subject to other federal, state, and local statutes and regulations. The failure to comply with applicable statutory and regulatory requirements at any time during the product development process, approval process, or after approval may subject a sponsor or applicant to administrative or judicial enforcement actions. These actions could include the suspension or termination of clinical trials by FDA, FDA’s refusal to approve pending applications or supplemental applications, suspension or withdrawal of an approval, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, import detention, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by FDA, the Department of Justice (“DOJ”), and other governmental entities.

An applicant seeking approval to market and distribute a biologic in the United States must typically undertake the following:

●	completion of non-clinical laboratory tests and studies performed in accordance with FDA’s Good Laboratory Practice (“GLP”) regulations;

●	manufacture, labeling and distribution of investigational drugs in compliance with FDA’s current Good Manufacturing Practice (“cGMP”) requirements;

●	submission to FDA of an Investigational New Drug application (“IND”), which must become effective before clinical trials may begin and must be updated annually and when significant changes are made;

●	approval by an Investigational Review Board (“IRB”) for each clinical site before each clinical trial may be initiated;

●	performance of adequate and well-controlled human clinical trials in accordance with FDA’s Good Clinical Practice (“GCP”) requirements to establish the safety, purity, and potency of the proposed biological product candidate for its intended purpose;

●	after completion of all pivotal clinical trials, preparation of and submission to FDA of a Biologics License Application (“BLA”) requesting marketing approval, which includes providing sufficient evidence to establish the efficacy, safety, purity, and potency of the proposed biological product for its intended use, including from results of nonclinical testing and clinical trials;

●	satisfactory completion of an FDA advisory committee review, when appropriate, as may be requested by FDA to assist with its review;

●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the proposed product, or certain components thereof, are produced to assess compliance with cGMP and data integrity requirements to assure that the facilities, methods, and controls are adequate to preserve the biological product’s identity, strength, quality, and purity and, if applicable, FDA’s Good Tissue practice (“GTP”) requirements for certain human cellular and tissue products;

●	satisfactory completion of FDA inspections of selected clinical investigation sites to assure compliance with GCP requirements and the integrity of the clinical data;

●	satisfactory completion of an FDA sponsor GCP inspection, often conducted at the applicant’s headquarters facility;

●	payment of user fees (unless there is a waiver, exemption, or reduction) under the Prescription Drug User Fee Act (“PDUFA”) for the relevant year;

●	FDA’s review and approval of the BLA to permit commercial marketing of the licensed biologic for particular indications for use in the United States; and

●	compliance with post-approval requirements, including the potential requirements to implement a Risk Evaluation and Mitigation Strategies (“REMS”), to report adverse events and biological product deviations, and to complete any post-approval studies such as confirmatory trials or pediatric studies.

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

Some trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a DSMB. DSMBs review unblinded study data at pre-specified times during the course of the study. If the DSMB determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy, the DSMB can make a recommendation to the sponsor to modify or stop the trial.

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

Biosimilars and Marketing Exclusivities

The BPCIA created an abbreviated approval pathway for biological product candidates shown to be highly similar to or interchangeable with an FDA licensed biological product. A biological product on which another biological product candidate’s BLA relies to establish biosimilarity is known as a reference product. Biosimilarity sufficient to reference a prior FDA-approved product requires that there be no differences in conditions of use, route of administration, dosage form and strength, and no clinically meaningful differences between the biological product candidate and the reference product in terms of safety, purity, and potency. Biosimilarity must be shown through analytical trials, animal trials and at least one clinical trial, unless the Secretary of HHS waives a required element. A biosimilar product candidate may be deemed interchangeable with a prior approved product if it meets the higher hurdle of demonstrating that it can be expected to produce the same clinical results as the reference product and, for products administered multiple times, the biological product candidate and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biologics, as well as the process by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being resolved by FDA.

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

The federal civil False Claims Act prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Persons and entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper marketing activities, including: providing free product to customers with the expectation that the customers would bill federal programs for the product; providing sham consulting fees, grants, free travel and other benefits to physicians to induce them to prescribe our products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. Penalties for federal civil False Claims Act violations may include up to three times the actual damages sustained by the government, plus mandatory per claim civil penalties, and the potential for exclusion from participation in federal healthcare programs. In addition, although the federal False Claims Act is a civil statute, False Claims Act violations may also implicate various federal criminal statutes.

The healthcare fraud provisions of The Health Insurance Portability and Accountability Act (“HIPAA”) prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

The U.S. federal Physician Payment Sunshine Act, implemented as the Open Payments Program, requires manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services (“CMS”) information related to direct or indirect payments and other transfers of value to physicians and teaching hospitals (and certain other practitioners as of 2022), as well as ownership and investment interests held in the Company by physicians and their immediate family members.

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

Privacy

We may also be subject to federal, state, national and international laws and regulations governing the privacy and security of health-related and other personal data we collect and maintain (e.g., Section 5 of the Federal Trade Commission Act (the “FTC Act”), the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”), and the European Union’s (“EU”) General Data Protection Regulation). These laws and regulations are evolving and subject to interpretation and may impose limitations on our activities or otherwise adversely affect our business. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Available Information

We maintain a website at the following address: www.tevogen.com. The information on our website is not incorporated by reference in this report. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, we routinely post on the “Investors” page of our website news releases, announcements and other statements about our business and results of operations. We may use the “Investors” page of our website as a means of disclosing material, non-public information and to comply with our disclosure obligations under Regulation FD. Therefore, we encourage investors to monitor the “Investors” page of our website and review the information we post on that page.

The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the following address: http://www.sec.gov.

Information About Our Executive Officers

The table below sets forth certain information concerning our executive officers serving as of the filing of this Annual Report:

Name	Age	Current Position
Dr. Ryan Saadi	60	Chief Executive Officer, Chairperson and Director
Kirti Desai	68	Chief Financial Officer
Dr. Neal Flomenberg	71	Chief Scientific Officer and Global R&D Lead
Sadiq Khan	63	Chief Commercial Officer

Dr. Ryan Saadi has served as our Chief Executive Officer and Chairperson since February 2024, and served as Chief Executive Officer and Chairperson of Tevogen Bio beginning in June 2020. Dr. Saadi has been a member of the Leadership Council of the Yale School of Public Health since 2021. Prior to founding Tevogen Bio, Dr. Saadi was the Global Vice President of Evidence, Market Access, and Strategic Pricing for CSL Behring, a biopharmaceutical company that manufactures plasma-derived and recombination therapeutic products, from September 2018 to October 2019. Before CSL Behring, Dr. Saadi served as Global Head, Market Access and Policy, Oncology for Janssen from 2012 to September 2018 and Worldwide Vice President, Health Policy, Reimbursement, Strategic Pricing and Market Access for Johnson & Johnson’s Cordis business from 2008 to 2012. Earlier, Dr. Saadi was Global Vice President, Health Outcomes & Pricing for Genzyme and Global Head, Health Outcomes and Market Access for Sanofi-Aventis’ oncology, bone and arthritis product portfolio. From 2010 through 2019, Dr. Saadi has also served as a Voting Member of the CMS Medicare Evidence Development & Coverage Advisory Committee, which provides independent guidance and expert advice to CMS on clinical topics.

Kirti Desai has served as our Chief Financial Officer since February 2024, and served as Chief Financial Officer of Tevogen Bio beginning in June 2020. Mr. Desai previously served as President of Star Accounting Services Inc., an accounting firm providing accounting and tax services to businesses and individuals, from January 2005 to December 2021. Mr. Desai is a certified public accountant. Mr. Desai also serves as the Treasurer of Shrimad Rajchandra Mission Dharampur (USA) Inc., a community outreach and development nonprofit.

Dr. Neal Flomenberg has served as our Chief Scientific Officer and Global R&D Lead since February 2024, and served as Chief Scientific Officer and Global R&D Lead of Tevogen Bio beginning in July 2022. Prior to joining Tevogen Bio, Dr. Flomenberg served as professor and Chair of the Department of Medical Oncology at Sidney Kimmel Medical College of Thomas Jefferson University from 2008 to July 2022 and Deputy Director of Thomas Jefferson University’s Sidney Kimmel Cancer Center from 2015 to July 2022. Prior to those positions, Dr. Flomenberg held a number of leadership roles in the academia, hospital, and research settings. Dr. Flomenberg’s career has focused on blood cancers, particularly those requiring bone marrow or peripheral blood stem cell transplants, and he has authored over 175 peer reviewed publications. At Jefferson, Dr. Flomenberg also maintained an active medical practice and was continually listed in Philadelphia Magazine’s “Top Doctors in Philadelphia” for more than 15 years prior to joining Tevogen Bio.

Sadiq Khan has served as our Chief Commercial Officer since February 2024, and served as Chief Commercial Officer of Tevogen Bio beginning in April 2022. Previously, Mr. Khan held several roles at the New Jersey Institute of Technology (“NJIT”), a public research university, and its subsidiaries from 2014 to March 2022. Most recently, Mr. Khan served as Senior Director and then Executive Director of Operations & Business Planning at BioCentriq, a for-profit cell and gene therapy contract development and manufacturing organization owned by New Jersey Innovation Institute (“NJII”), which was itself a non-profit subsidiary of NJIT, from September 2018 to March 2022. While at BioCentriq, Mr. Khan was part of the leadership team that prepared BioCentriq for its spin-off from NJII. Mr. Khan held several roles at NJII from 2014 to February 2020, including Director of Business Development, Biopharma Innovation beginning in 2018, where he worked to facilitate academic, government, and industry collaboration in the biopharmaceutical field. From 2008 to March 2018, Mr. Khan also acted as Founder and Chief Strategist for Pharmique Health LLC, where he advised corporations on strategic commercial planning and other matters. Previously, Mr. Khan co-founded Tegelix Therapeutics, a now-defunct pharmaceutical company, and held various regional and global commercialization and alliance management roles at Hoechst Marion Roussel, Aventis, and then Sanofi-Aventis.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our shares of Common Stock or Warrants involves a high degree of risk. Before making an investment, you should carefully consider the following risks and uncertainties, as well as general economic and business risks, and the other information contained in this Annual Report. These risk factors are not exhaustive, and investors are encouraged to perform their own investigation with respect to our business, financial condition and prospects. Our business, financial condition, results of operations, or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our Common Stock and Warrants could decline and you could lose all or part of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history and no products approved for commercial sale and have never generated revenue from product sales. We have a history of significant losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

We are a clinical-stage specialty immunotherapy company with a limited operating history. Investment in immunotherapy product development entails substantial upfront capital expenditures and significant risk that product candidates will fail to prove safe or effective, gain regulatory approval or become commercially viable. Since our founding in 2020, we have incurred significant net losses. We have funded our operations to date primarily with proceeds from offerings of convertible notes and preferred stock and have devoted substantially all of our efforts and financial resources to organizing and staffing our Company, conducting discovery, research, and development activities, securing intellectual property rights related to our product candidates and ExacTcell technology, raising capital, and the business combination.

We expect that it could be years, if ever, before we have a commercialized product. We expect to continue to incur significant expenses and operating losses for the foreseeable future. The net losses we incur may fluctuate significantly from year to year. We anticipate that our expenses will increase substantially if, and as, we:

●	continue to advance the development of TVGN 489 and our preclinical product candidates;
●	leverage our ExacTcell technology to advance additional product candidates into preclinical and clinical development;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials and potential commercialization;
●	develop and expand our current cGMP manufacturing capacity, including to provide drug supply for future clinical trials;
●	develop our AI technologies;
●	hire additional clinical, quality control, regulatory, scientific, and administrative personnel;
●	expand our operational, financial, and management systems and increase personnel, including to support our clinical development, manufacturing, and commercialization efforts and our operations as a public company;
●	maintain, expand, and protect our intellectual property portfolio;
●	establish a marketing, sales, distribution, and medical affairs infrastructure to commercialize any products for which we may obtain marketing approval and commercialize, whether on our own or jointly with a partner;
●	acquire or in-license other technologies or engage in strategic partnerships; and
●	incur additional legal, accounting, or other expenses in operating our business.

To date, we have not generated revenue. To become and remain profitable, we, whether on our own or jointly with a collaborator, must develop and commercialize products with significant market potential. Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with collaboration partners, to successfully complete the development of, and obtain the regulatory approvals necessary to commercialize, our product candidates. We do not anticipate generating revenue from product sales for some time, if ever. Our ability to generate future revenue from product sales depends heavily on our, or our potential future collaborators’, success in:

●	completing preclinical studies and clinical trials of our product candidates;
●	seeking and obtaining marketing approvals for any product candidates that we or our collaborators develop;
●	receiving authorization of investigational new drug applications INDs for future product candidates;

●	identifying and developing new product candidates;
●	manufacturing cGMP supply of our product candidates for clinical trials and, if approved, commercial sales;
●	launching and commercializing products for which we obtain marketing approval by establishing a marketing, sales, distribution, and medical affairs infrastructure or, alternatively, collaborating with a commercialization partner;
●	achieving coverage and adequate reimbursement by hospitals and third-party payors, including governmental authorities, such as Medicare and Medicaid, private insurers, and managed care organizations, for product candidates, if approved, that we or our collaborators develop;
●	obtaining market acceptance of product candidates, if approved, that we develop as viable treatment options;
●	addressing any competing technological and market developments;
●	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter and performing our obligations under such arrangements;
●	maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how;
●	defending against third-party interference or infringement claims, if any; and
●	attracting, hiring, and retaining qualified personnel.

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

We are relying in part on an additional $8.0 million of grant funding that we have not yet received to meet our liquidity needs.

Our primary sources of funds to meet our near-term liquidity and capital requirements include cash on hand, amounts available under the Loan Agreement, and an additional $8.0 million of grant funding we expect to receive in the second quarter of 2025 from KRHP LLC, a New Jersey limited liability company (“KRHP”). In January 2025, we received a grant of $2.0 million from KRHP to further our development of off-the-shelf, genetically unmodified precision T cell therapeutics to treat infectious diseases and cancers. KRHP also committed to provide an additional $8.0 million of grant funding to the Company to be used towards the Company’s ongoing operational expenses.

We are relying in part on the additional grant funding to help meet our liquidity needs. Even if we receive all of such proceeds, we will still need additional capital to fully implement our business, operating, and development plans. At this time, we have not secured any additional financing. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. If we do not obtain additional capital on terms satisfactory to us, or at all, it may cause us to delay, curtail, scale back or forgo some or all of our research and development or business operations, which could have a material adverse effect on our business and financial results.

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

Our future capital requirements depend on many factors, including:

●	the scope, progress, timing, results, and costs of researching and developing TVGN 489 and our other product candidates, including product candidates developed with our ExacTcell technology, and of conducting preclinical studies and clinical trials;
●	the timing of, and the costs involved in, obtaining marketing approval for TVGN 489 and any future product candidates we develop, if clinical trials are successful;
●	the costs of manufacturing TVGN 489 and any future product candidates for preclinical studies and clinical trials and in preparation for marketing approval and commercialization;
●	the costs of commercialization activities, including marketing, sales, and distribution costs, for TVGN 489 and any future product candidates we develop if any of these product candidates are approved for sale;
●	our ability to establish and maintain strategic collaborations, licensing, or other arrangements on favorable terms, if at all;
●	the costs involved in preparing, filing, prosecuting, maintaining, expanding, defending, and enforcing patent claims, including litigation costs and the outcome of any such litigation;
●	the timing, receipt, and amount of sales of, or royalties on, our future products, if any; and
●	the emergence of competing therapies and other developments in the markets we intend to address.

Until we can generate sufficient product and royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, and licensing arrangements.

Additionally, the terms of the Preferred Stock and our Loan Agreement may negatively impact our ability to raise additional capital through equity or debt financings, due to the potential substantial dilution to our stockholders that could occur as a result of the conversion of our convertible Preferred Stock or our issuance of shares under the Loan Agreement and due to the other terms of our Preferred Stock and the Loan Agreement, or may negatively affect our ability to obtain favorable or acceptable terms in connection with any such financing.

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

Any future debt financing or other financing of securities senior to our Common Stock will likely include financial and other covenants that will restrict our flexibility. Any failure to comply with these covenants may cause an event of default and acceleration of the obligation to pay the debt, which would have a material adverse effect on our business, prospects, financial condition, and results of operations and we could lose our existing sources of funding and impair our ability to secure new sources of funding.

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

Moreover, actual or perceived safety issues, including adoption of new therapeutics or novel approaches to treatment, may adversely influence the willingness of patients to participate in clinical trials, or if approved by FDA, of physicians to subscribe to the novel treatment mechanics. FDA may ask for specific post-market requirements, such as establishment of a REMS, and additional information informing benefits or risks of our products may emerge at any time prior to or after regulatory approval.

FDA’s policies may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of any current or future product candidate. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or to the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained. In addition, the regulatory landscape applicable to AI is immature and changes to existing regulations or new regulations could impede our use of AI, which could impair our ability to achieve our goals for our AI initiative and result in an adverse effect on our business, results of operations and financial condition. For example, FDA’s Center for Biologics Evaluation and Research, in coordination with others in FDA, has recently developed a regulatory framework for the safe and responsible use of AI throughout the biological product lifecycle, which is outlined in a draft guidance document issued by FDA. If and when finalized, this and other guidance documents, as well as other new FDA regulations and requirements, could present substantial and increasing costs for our compliance.

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

We may experience delays in completing planned clinical trials for a variety of reasons, including the following:

●	the extensive research and development required because our product candidates are based on new technologies;
●	the availability of financial resources to commence and complete the planned trials;
●	reaching agreement on acceptable terms with prospective clinical research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	FDA or independent IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	recruiting suitable patients to participate in a trial or sufficient patients to complete a trial;
●	having patients complete a trial or return for post-treatment follow-up;

●	clinical trial sites deviating from trial protocol or dropping out of a trial, which may require that we add new clinical trial sites or investigators;
●	manufacturing the necessary product for use in the clinical trials;
●	clinical trials of any product candidate may fail to show safety, purity, or potency, or may produce negative or inconclusive results, which may cause us to decide, or regulators to require us, to conduct additional nonclinical trials or clinical trials or which may cause us to decide to abandon product candidate development programs;
●	any of our product candidates could cause undesirable side effects that could result in significant negative consequences, including the inability to enter clinical development or receive regulatory approval; and/or
●	competition from other clinical trial programs for similar indications and clinical trial patients.

A clinical trial may also be suspended or terminated by us, the IRB for the institutions in which such trials are being conducted, the data and safety monitoring board (“DSMB”) for such trial, or by FDA due to a number of factors. Those factors could include failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by FDA, resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, FDA may order the temporary or permanent discontinuation of our clinical trials at any time if it believes that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the patients enrolled in our clinical trials, or that the applicable INDs do not contain sufficient information to assess the risks to patients in the proposed trials. For example, in November 2020, FDA placed a clinical hold on our IND for TVGN 489 for the treatment of patients with COVID-19 infection, requested certain information regarding the manufacture of TVGN 489, and asked us to revise our sterility testing approach so that such testing is performed on the final drug product, as opposed to testing before harvesting the cells for cryopreservation. In May 2021, FDA found that we sufficiently addressed all of these issues and lifted the clinical hold, permitting us to initiate our Phase 1 trial, which we completed in January 2023.

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

We may never receive regenerative medicine advanced therapy (“RMAT”) designation for TVGN 489 or any other product candidate, and receiving this designation may not lead to a faster development or regulatory review or approval process, and will not increase the likelihood that such product candidates will receive marketing approval.

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

Our approach to the discovery and development of product candidates using our ExacTcell technology is unproven and may not result in marketable products.

The success of our business depends in part upon our ability to develop and commercialize cell therapies based on our proprietary ExacTcell technology. We have only conducted one Phase 1 trial based on a product developed using ExacTcell. Our approach to the development of cell therapies using ExacTcell is novel. We may not continue to have access to effective HLA-typing diagnostics and may have difficulties in obtaining or manufacturing significant quantities and breadth of single HLA-restricted cell lines to use in clinical trials or sufficient to cover desired patient populations. We cannot assure the product candidates we develop with ExacTcell will be found to be safe and effective in treating any disease so as to achieve marketing approval. If we uncover any previously unknown risks related to ExacTcell, or if we experience unanticipated problems or delays in developing our ExacTcell product candidates, we may be unable to achieve our strategy of building a broad pipeline of cell therapy product candidates.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex, and expensive preclinical studies and clinical trials that our product candidates are safe, pure, and effective for use in each target indication, and failures can occur at any stage of testing. Preclinical studies and clinical trials often fail to demonstrate safety or efficacy of the product candidate studied for the target indication. The use of our current or future product candidates could be associated with side effects or adverse events, which could vary in severity from minor reactions to death and in frequency from infrequent to prevalent. In addition, if one or more of our product candidates or our T cell technology proves to be unsafe it would also materially harm our business.

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

We may experience difficulties in patient enrollment in our future clinical trials for a variety of reasons. A decrease in cases may reduce the number of eligible candidates for trials testing COVID-19 therapeutics, such as TVGN 489. Additionally, as time passes, treating COVID-19 is becoming a less critical issue in the eyes of the public, further limiting the potential patient population for COVID-19 therapeutics. Moreover, TVGN 489 may represent a departure from more commonly used methods for COVID-19 treatment, and potential patients and their doctors may be inclined to use more conventional therapies for the treatment of COVID-19 rather than enroll in any future clinical trial.

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

The ability of FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. Disruptions at FDA and other agencies may also increase the time necessary to meet with and provide feedback to entities developing drug products, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or otherwise authorize our actions requiring regulatory approval, which would adversely affect our business. In addition, government funding of FDA and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, the Trump Administration recently established the Department of Government Efficiency, which implemented a federal government hiring freeze and large scale layoffs of current federal employees, and also announced additional efforts to reduce federal government employee headcount and the size of the federal government. The Trump Administration has also, for example, rescinded a previous executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminated a previous executive order that directed HHS to establish an artificial intelligence task force and develop a strategic plan. It is unclear how these executive actions or other potential actions by the Trump Administration will impact the regulatory authorities that oversee our business. These budgetary pressures may reduce FDA’s ability to perform its responsibilities. If a significant reduction in FDA’s workforce occurs, FDA’s budget is significantly reduced, or there are other disruptions at FDA and other agencies, more time may be necessary for biological products, or biologics, or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which could increase our costs and would adversely affect our business. In addition, if a prolonged government shutdown occurs, it could significantly impact the ability of FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as FDA, have had to furlough critical FDA employees and stop critical activities. Additionally, Congress may introduce and ultimately pass healthcare related legislation that could impact the drug approval process.

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

The use artificial intelligence in our business may require us to spend material resources and presents risks that could adversely impact our business, including by posing security and other risks to our confidential and/or proprietary information.

We intend to use AI in and integrate AI into our business processes, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain AI technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to AI use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the new Artificial Intelligence Act (the “AI Act”) in the EU imposes significant obligations on providers and deployers of high-risk AI systems and encourages such providers and deployers to account for specified ethical principles in the development and use of these systems. If we develop or use AI systems that are governed by the AI Act or similar regulations, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may also incorporate AI tools into their offerings, and may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

Advertising and promotion of any product candidate that obtains approval in the United States will be heavily scrutinized by FDA, the FTC, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, state attorneys general, members of the U.S. Congress and the public. Violations, including actual or alleged promotion of our products for unapproved or off-label uses, are subject to enforcement letters, inquiries and investigations, and potential civil and criminal sanctions by FDA. Any actual or alleged failure to comply with labeling and promotion requirements may result in fines, warning letters, mandates to corrective information to healthcare practitioners, injunctions, or civil or criminal penalties.

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

We are subject to federal and state data privacy and security laws and regulations, state data breach notification laws, state health information and/or genetic privacy laws, and federal and state consumer protection and consumer privacy laws (such as Section 5 of the FTC Act, the FTC Health Breach Notification Rule, and the CCPA)). Laws and expectations relating to privacy continue to evolve. Changes in these laws may limit our data access, use, and disclosure, and may require increased expenditures. In addition, data protection, privacy and similar laws protect more than patient information and, although they vary by jurisdiction, these laws can extend to employee information, business contact information, provider information, and other information relating to identifiable individuals. For example, the CCPA requires covered businesses to, among other things, provide disclosures to California consumers regarding the collection, use and disclosure of such consumers’ personal information and afford such consumers new rights with respect to their personal information, including the right to opt out of certain sales of personal information. Comprehensive and sensitive data laws in a number of states have gone into or will go into effect during the next few years. We believe that further increased regulation in additional jurisdictions is likely in the area of data privacy. Any of the foregoing may have a material adverse effect on our ability to provide services to patients and, in turn, our results of operations.

Failure to comply with these laws may result in, among other things, civil and criminal liability, negative publicity, damage to our reputation, and liability under contractual provisions. In addition, compliance with such laws may require increased costs to us or may dictate that wet not offer certain types of services in the future.

Increasing use of AI could give rise to liability, breaches of data security and privacy laws, or reputational damage.

AI-based solutions, including generative AI, are increasingly being used in the biopharmaceutical industry. There is a global trend towards more regulation (e.g., the AI Act and AI laws passed in certain states) to ensure the ethical use, privacy, and security of AI and the data that it processes. AI solutions that we may employ and rely upon may lead to the impermissible use or disclosure of confidential information (including personal data and proprietary information) in contravention of our internal policies, data protection laws, other applicable laws, or contractual requirements. The misuse of AI solutions may give rise to liability, lead to the loss of trade secrets or other intellectual property, result in reputational harm, or lead to outcomes with unintended biases or other consequences. The misuse of AI solutions could also result in unauthorized access and use of personal data of our employees, clinical trial participants, collaborators, or other third parties. Any of these events could have a material adverse effect on our business, prospects, operating results, and financial condition and could adversely affect the price of our Common Stock.

Our internal computer systems, or those used by our contractors or consultants, may fail, or suffer security breaches.

Our internal computer systems and the systems of our contractors and consultants are vulnerable to damage from cyber-attacks and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Despite our efforts and given the ever-changing threat landscape, the possibility of these events occurring cannot be eliminated entirely and there can be no assurance that any measures we take will prevent cyber-attacks or unauthorized access that could adversely affect our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

Obtaining coverage and reimbursement of a product from a government or other third-party payor is a time consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. Even if we obtain coverage for a given product, if the resulting reimbursement rates are insufficient, hospitals may not approve our product for use in their facility or third-party payors may require co-payments that patients find unacceptably high. Separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, at least annually, CMS revises the reimbursement systems used to reimburse health care providers, which may result in reduced Medicare payments. In some cases, private third-party payers rely on all or portions of Medicare payment systems to determine payment rates. Changes to government healthcare programs that reduce payments under these programs may negatively impact payments from private third-party payers and reduce the willingness of physicians and providers to use our product candidates.

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

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. Increased efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidate. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in Europe, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. Some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other EU member states allow companies to fix their own prices for medicines but monitor and control company profits. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

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

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Additionally, some individual states have begun establishing Prescription Drug Affordability Boards to review high-cost drugs and, in some cases, set upper payment limits. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what drug products and which suppliers will be included in their prescription drug and other healthcare programs. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect our business, financial condition, results of operations and prospects.

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

We rely on third-party suppliers for certain materials and components required for the production of our product candidates. Our dependence on these suppliers and the challenges we may face in obtaining adequate supplies of materials involve several risks, including limited control over pricing, availability, and quality and delivery schedules. We also face competition for supplies from other cell therapy companies. Such competition may make it difficult for us to secure raw materials or the testing of such materials on commercially reasonable terms or in a timely manner. Our negotiation leverage is limited, and we are likely to get lower priority than our competitors that are larger than we are. In addition, the biotechnology market has recently experienced supply chain disruptions. We cannot be certain that our suppliers will continue to provide us with the quantities of the raw materials that we require or satisfy our anticipated specifications and quality requirements whether due to our size or otherwise. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Significant changes in global economic conditions, and an increase in the costs of goods and services, including as a result of tariffs, could negatively impact testing volumes, the demand for biopharma laboratory services, cash collections, profitability, and the availability and cost of credit. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has, in recent years, been the subject of much litigation. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Our issued patents may not, and our pending and future patent applications may not result in patents being issued that adequately protect our technology or product candidates or prevent others from commercializing similar or alternative competitive technologies and product candidates. There is no assurance that all potentially relevant prior art relating to our patents and patent applications is known to us or has been found. We may be unaware of prior art that could be used to invalidate an issued patent or prevent a pending patent application from issuing as a patent. Because patent applications in the United States and most other countries are confidential for a period of time after filing, and some remain so until issued, we cannot be certain that we were the first to file a patent application relating to any particular aspect of a product candidate. Furthermore, if third parties have filed such patent applications, we may challenge their ownership, for example in a derivation proceeding before the U.S. Patent and Trademark Office (the “USPTO”) to determine who has the right to the claimed subject matter in the applications. Similarly, if our patent applications are challenged in a derivation proceeding, the USPTO may hold that a third party is entitled to certain patent ownership rights instead of us. We may then be forced to seek a license from the third party that may not be available on commercially favorable terms, or at all.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents, including portions of our ExacTcell technology. However, trade secrets can be difficult to protect, and some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

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

The biotechnology and pharmaceutical industries, and in particular the immunotherapy sector, are characterized by the rapid evolution of technologies and understanding of disease etiology, intense competition, and strong pursuit and defense of intellectual property. We may face substantial competition from multiple sources, including major pharmaceutical, specialty pharmaceutical and existing or emerging biotechnology companies, governmental agencies, academic institutions, public and private research institutions, technology companies active in the AI space, and others. Our commercial opportunities will be significantly impacted if our competitors develop and commercialize products that are safer, more effective, have fewer side effects, are less expensive or obtain more significant acceptance in the market than any product candidates that we develop. Additionally, our commercial opportunities will be significantly impacted if novel upstream products or changes in treatment protocols reduce the overall incidence or prevalence of diseases in our current or future target population. Competition could result in reduced sales and pricing pressure on our product candidates, if approved by FDA. In addition, significant delays in the development of our product candidates could allow our competitors to bring products to market before us and impair any ability to commercialize our product candidates.

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

We also face substantial competition for our AI initiatives and our computational approaches to drug discovery. Our competitors may have significantly greater experience and expertise in using AI, algorithmic tool development, predictive analytics, and data science to expedite drug development, optimize laboratory processes and clinical trials, unravel complex biological data, and improve patient outcomes than we do, and significantly greater financial and other resources with which to do so. AI technologies are changing rapidly and we must adapt and develop these technologies in a timely and effective manner at an acceptable cost in order to compete. There can be no assurance that we will be able to develop, acquire, or integrate AI technologies, tools, and processes successfully or as quickly or cost-effectively as our competitors, or that these technologies, tools, and processes will meet our needs or achieve our goals. In addition, if the technologies, tools, or processes that we develop are incorrectly designed, do not operate properly, or are otherwise deficient, or if we do not have the rights to use the data on which they rely, we may not achieve our goals for this initiative, our performance and reputation could suffer or we could incur liability through the violation of laws, privacy rights, or contracts. Even with the successful use of AI, we may fail to allocate resources efficiently, which could adversely impact our pipeline and ability to compete effectively.

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

While we currently hold liability insurance coverage consistent with industry standards, the amount of coverage may not adequately cover all liabilities that we may incur. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. We intend to expand our insurance coverage for products to include the sale of commercial products if we obtain marketing approval for our product candidates, but we may be unable to obtain commercially reasonable product liability insurance. A successful product liability claim or series of claims brought against us, particularly if judgments exceed our insurance coverage, could decrease our cash and adversely affect our business and financial condition.

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

The market price of our Common Stock and Warrants has been and is likely to continue to be volatile. The stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance or prospects of particular companies. As a result of this volatility, you could lose all or part of your investment. Many factors may have a material adverse effect on the market price of our securities, including, but not limited to:

●	the commencement, enrollment, delay, or results of our ongoing or future clinical trials, or changes in the development status of our product candidates;
●	our decision to initiate, not to initiate, or to terminate a clinical trial;
●	unanticipated serious safety concerns related to the use of our product candidates;
●	any delay in our regulatory filings for our product candidates and any adverse or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;
●	regulatory actions, including failure to receive regulatory approval, with respect to our product candidates or our competitors’ products or product candidates;
●	our failure to commercialize our products;
●	our failure to utilize AI technologies in the development of our product candidates;

●	the success of competitive products or technologies;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations, capital commitments, significant development milestones, or product approvals;
●	our failure to obtain new commercial partners;
●	our failure to obtain adequate manufacturing capacity or product supply for any approved product or inability to do so at acceptable cost;
●	our failure to achieve expected product sales and profitability;
●	regulatory or legal developments applicable to our product candidates;
●	the level of expenses related to our product candidates or clinical development programs;
●	significant lawsuits, including without limitation patent or stockholder litigation;
●	the impact of the incidence and development of COVID-19 on our business and product candidates;
●	any changes in our Board of Directors (the “Board”) or senior management;
●	actual or anticipated fluctuations in our cash position or operating results;
●	changes in financial estimates or recommendations by securities analysts;
●	fluctuations in the valuation or financial results of companies perceived by investors to be comparable to us;
●	inconsistent trading volume levels of our shares;
●	announcement or expectation of additional financing efforts;
●	sales of Common Stock by us, our executive officers or directors, or our stockholders;
●	fluctuations and market conditions in the U.S. equity markets generally and in the biotechnology sector;
●	general economic, political and social conditions; and
●	other events or factors, many of which are beyond our control, or unrelated to our operating performance or prospects.

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

We did not timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 or our Form 10-Q for the quarterly period ended March 31, 2024 and missed the initial deadline for the filing of our Form 10-Q for the quarterly period ended September 30, 2024 and our Form 10-K for the fiscal year ended December 31, 2024. While we are now current in our filing of periodic reports under the Exchange Act, there is no assurance that in the future our reporting will always be timely. Our access to financing may be impaired by any untimely filing of our periodic reports. For example, we will not be eligible to register the offer and sale of our securities using a short-form registration statement on Form S-3 until we have timely filed all periodic reports required under the Exchange Act for a period of twelve calendar months and any portion of a month immediately preceding the filing of such registration statement. In addition, in the event the filing of our periodic reporting is delayed in the future, we may experience a material adverse effect on our ability to grow our business.

Future failures to timely file periodic reports with the SEC could subject us to enforcement action by the SEC and stockholder lawsuits, and result in the delisting of our Common Stock and Warrants from the Nasdaq Stock Market LLC (“Nasdaq”), regulatory sanctions from the SEC, or breach of covenants in any future credit facilities or of any preferred equity or debt securities that we may issue in the future, any of which could have a material adverse impact on our operations, your investment in our Common Stock and Warrants, and our ability to register with the SEC public offerings of our securities for our benefit or the benefit of our security holders. Additionally, any potential failure to timely file future periodic reports could result in investors not receiving access to current or timely information regarding our business and operations with which to make investment decisions.

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

Uncertainty regarding our ability to satisfy our future obligations under the terms of our Preferred Stock could materially and adversely affect our business. Our Series A Preferred Stock, which has an aggregate face value of $2.0 million, carries an annual 5% cumulative dividend, increasing by 2% each year. The Series A Preferred Stock is callable if the volume weighted average price of the Common Stock for the 20 days prior to delivery of the call notice is greater than $5.00 per share and there is an effective resale registration statement on file covering the underlying Common Stock. Our Series C Preferred Stock, which has an aggregate face value of $6.0 million, carries an annual 7.5% cumulative dividend, compounded annually, payable in shares of Series C Preferred Stock, or at our election, in cash. The Series C Preferred Stock is callable at any time after the fifth anniversary of the issuance date.

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

We may issue additional shares of our Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, raising additional capital, future acquisitions, repayment of outstanding indebtedness, or award issuances under the Tevogen Bio Holdings Inc. 2024 Omnibus Incentive Plan, without stockholder approval, in a number of circumstances. The additional shares or other securities convertible into or exchangeable for our public shares may be offered at price that may not be the same as the price per share in this offering. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by the investors in this offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which the additional shares or securities convertible or exchangeable into public shares, will be sold in future transactions may be higher or lower than the price per share paid by investors in this offering. If any of the above should occur, our stockholders, including investors who purchased public shares in this offering, will experience additional dilution, and any such issuances may result in downward pressure on the price of our Common Stock.

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

The trading market for our Common Stock may be influenced by research and reports that industry or securities analysts may publish about us or our business. We do not have any control over these analysts. We have limited analyst coverage and we may continue to have limited analyst coverage in the future.

If securities or industry analysts fail to commence coverage of us, the trading price of our Common Stock may be negatively impacted. In the event securities or industry analysts initiate coverage, and one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price of our Common Stock or trading volume to decline. Moreover, if one or more of the analysts who cover us publish negative reports, downgrade our stock, or if our results of operations do not meet their expectations, the price of our Common Stock could decline. Securities research analysts may establish and publish their own periodic projections for us. These projections may vary widely and may not accurately predict the results we actually achieve. Our share price may decline if our actual results do not match the projections of these securities research analysts.

Our business and operations could be negatively affected we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact its stock price.

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

We may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. In addition, unexpected risks may arise and previously known risks may materialize in a manner not consistent with prior risk analysis. If any of these risks materialize, this could have a material adverse effect on our financial condition and results of operations and could contribute to negative market perceptions about our securities.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our Common Stock may decline.

Our management has previously concluded that we had material weaknesses in our internal controls over financial reporting related to our not maintaining a sufficient complement of personnel commensurate with its accounting and reporting requirements resulting in inadequate segregation of duties over the preparation, review, and posting of manual journal entries to the general ledger and in not having a sufficient risk assessment process to identify and analyze risks of misstatement due to error and/or fraud. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

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

To address these material weaknesses, we intend to hire additional accounting personnel with appropriate expertise in accounting and reporting under U.S. generally accepted accounting principles (“GAAP”) and SEC regulations in order to better align with segregation of duties and perform appropriate risk assessment procedures to evaluate risks of material misstatement.

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

A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our Common Stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. In addition, until recently we had a substantial number of restricted stock units. Sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock.

As restrictions on resale end and any registration statements we file for the resale of such shares are available for use, the market price of our Common Stock could decline if the holders of previously restricted shares sell them or are perceived by the market as intending to sell them.

Our directors, executive officers, and principal stockholders, and Dr. Ryan Saadi in particular, have substantial control over our Company, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our executive officers, directors, and principal stockholders and their affiliates beneficially own approximately 90% of the outstanding shares of Common Stock and our Chief Executive Officer, Dr. Ryan Saadi, beneficially owns approximately 70% of the outstanding shares of Common Stock. As a result, these stockholders exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from our investors and may vote in a way with which our investors disagree. In addition, under the Nasdaq rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and need not comply with certain requirements, including the requirement that a majority of the board of directors consist of independent directors and the requirements that our compensation and nominating and governance committees be composed entirely of independent directors. We are not currently taking advantage of these exemptions. However, for so long as we qualify as a “controlled company,” we maintain the option to rely on some or all of these exemptions. If we rely on these exemptions, we may not have a majority of independent directors and our compensation and nominating and governance committees may not consist entirely of independent directors. Accordingly, in the event we elect to rely on these exemptions in the future, our stockholders would not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control, could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale, and might ultimately affect the market price of our Common Stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

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

Governance

Management Oversight

The controls and processes employed to assess, identify, and manage material risks from cybersecurity threats are implemented and overseen by our Chief Information Officer (“CIO”). Our CIO has more than 20 years of information technology experience, including seven years specializing in cybersecurity. Our CIO is responsible for assessing the impact of cybersecurity threats and incidents, assessing whether and to what extent they can be contained and mitigated, containing and mitigating them, remediating incidents, and performing post-incident analysis and program enhancements. In the event of a significant cybersecurity incident, our CIO would engage senior management to inform them of the incident and related threats and response. We would also likely engage a third-party incident response vendor to assist us in the event of a significant cybersecurity incident. Our Chief Executive Officer directly oversees our CIO and receives information on cybersecurity risks from our CIO. Our CIO, in turn, is informed about risks from cybersecurity threats through dashboards, email alerts, reporting from the MSSP, and regular review of our systems and information technology environment.

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

Our CIO may report to and brief the Board and the audit committee on cybersecurity matters, including key risks, the potential impact of those exposures on our business, financial results, operations, and reputation, as well as the programs and steps implemented by management to monitor and mitigate risks. The reporting cadence and structure continues to develop.

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

Item 2. Properties.

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

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. We are not currently a party to any material pending legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock and public warrants began trading on Nasdaq under the symbols “TVGN” and “TVGNW.” As of March 21, 2025, there were approximately 90 holders of record of our common stock and 183,893,433 shares of common stock outstanding. We are unable to estimate the total number of stockholders represented by these record holders, as many of our shares are held by brokers and other institutions on behalf of our stockholders. We have never paid cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plan is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included elsewhere in this Annual Report. This discussion and other parts of this Annual Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

References to the “Company,” “we,” “us,” and “our” in this section generally refer to Tevogen Bio Inc before the Business Combination and to Tevogen Bio Holdings Inc. and its subsidiary collectively from and after the Business Combination, unless the context otherwise requires.

Overview

We are a clinical-stage specialty immunotherapy company harnessing one of nature’s most powerful immunological weapons, CD8+ CTLs, to develop off-the-shelf, precision T cell therapies for the treatment of infectious diseases, cancers, and other disorders, with the aim of addressing the significant unmet needs of large patient populations. We believe the full potential of T cell therapies remains largely untapped, and aspire to be the first biotechnology company offering commercially attractive, economically viable, and cost-effective personalized T cell therapies.

We believe our allogeneic, precision T cell technology, ExacTcellTM, has the potential to mainstream cell therapy with a new class of off-the-shelf T cell therapies with diverse applications across virology, oncology, and other areas. ExacTcell is a set of processes and methodologies to develop, enrich, and expand single human HLA restricted CTL therapies with proactively selected, precisely defined targets. We are focused on using ExacTcell to develop therapeutics that are intended to be infused in patients other than the original donor. ExacTcell is designed to maximize the immunologic specificity of our products in order to eliminate malignant and virally infected cells while allowing healthy cells to remain intact. In addition, through our Tevogen.AI artificial intelligence initiative, we are exploring ways to deploy artificial intelligence-powered target detection to further accelerate our product development pace.

The first clinical product of ExacTcell, TVGN 489, is initially being developed to fill a critical gap in COVID-19 therapeutics for the immunocompromised and the high-risk elderly, with potential applications in both treatment and prevention of Long COVID. We have completed a Phase 1 proof-of-concept clinical trial of TVGN 489 for the treatment of ambulatory, high-risk adult COVID-19 patients. No dose-limiting toxicities or significant treatment-related adverse events were observed in the treatment arm of the trial. Secondary endpoints showing a rapid reduction of viral load and that infusion of TVGN 489 did not prevent development of the patients’ own T cell-related (cellular) or antibody-related (humoral) anti-COVID-19 immunity were also met. None of the patients who participated in the trial reported progression of infection, reinfection, or the development of Long COVID during the six-month follow-up period.

Our commercial success depends in part on our ability to obtain and maintain patent and other protection for our products and methods, preserve the confidentiality of our trade secrets, operate without infringing, misappropriating, or otherwise violating the valid, enforceable proprietary rights of others, and prevent others from infringing, misappropriating, or otherwise violating our proprietary rights. We rely on a combination of patents, patent applications, trademarks, and trade secrets to establish and protect our intellectual property rights. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products without the right to do so may depend on the extent to which we have rights under valid and enforceable patents, trademarks or trade secrets that cover these activities.

As our patents were developed internally, historical expenditures related to their development were all expensed as incurred per GAAP. We believe these patents have significant value as the basis of our product pipeline. Our continued investment in our pipeline highlights our belief in future commercial viability of these products.

On February 14, 2024 (the “Closing Date”), pursuant to the agreement and plan of merger dated June 28, 2023 (the “Merger Agreement”) by and among Semper Paratus, Semper Merger Sub, Inc., a wholly owned subsidiary of Semper Paratus (“Merger Sub”), SSVK Associates, LLC, Tevogen Bio, and Dr. Ryan Saadi, in his capacity as seller representative, Merger Sub merged with and into Tevogen Bio, with Tevogen Bio being the surviving company and a wholly owned subsidiary of Semper Paratus (the “Merger,” and together with the other transactions contemplated by the Merger Agreement, the “Business Combination”) and Semper Paratus was renamed Tevogen Bio Holdings Inc. (the “Closing”). See Note 4 to our consolidated financial statements in this Annual Report for additional information regarding the net assets acquired through the Merger. The Merger was accounted for as a reverse recapitalization under GAAP because the Company was determined to be the accounting acquirer.

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

To date, we have not generated any revenue. Our net loss for the years ended December 31, 2024 and 2023 was $13.7 million and $60.5 million, respectively. Net loss for the year ended December 31, 2024 was primarily attributable to a $53.6 million loss from operations that primarily resulted from non-cash, stock-based compensation expense recognized with the liquidity event condition contained in certain stock awards was satisfied upon the closing of the Business Combination as well as $7.5 million in transaction costs in connection with the Business Combination, partially offset by the change in fair value of convertible promissory notes of $48.5 million. As of December 31, 2024, we had cash of $1.3 million.

On February 14, 2024, we entered into a securities purchase agreement with The Patel Family, LLP (the “Patel Family”) pursuant to which the Patel Family purchased 500 shares of our Series A Preferred Stock for an aggregate purchase price of $2.0 million. On March 27, 2024, we entered into an Amended and Restated Securities Purchase Agreement with the Patel Family pursuant to which we amended and restated the original agreement and the Patel Family agreed to purchase 600 shares of our Series A-1 Preferred Stock for an aggregate purchase price of $6.0 million, of which $3.0 million has been received through the date of this Annual Report. On August 21, 2024, we entered into a securities purchase agreement with the Patel Family, pursuant to which the investor purchased 600 shares of our Series C Preferred Stock for an aggregate purchase price of $6.0 million.

As described in more detail in “—Liquidity and Capital Resources—Funding Requirements” below, on June 6, 2024, we entered into a Loan Agreement (the “Loan Agreement”) with the Patel Family providing for (i) an unsecured line of credit facility (the “Facility”), pursuant to which the Patel Family agreed to lend us up to an initial amount of $36.0 million (the “Maximum Loan Amount”) of term loans in $1.0 million increments on a monthly basis, over a draw period of thirty-six months, and (ii) a contingent option for the Patel Family to purchase at least $14.0 million of our Common Stock in a future private placement (the “Optional PIPE”). The Loan Agreement also contains a contingent option for the Patel Family to purchase at least $14.0 million of our Common Stock plus up to the then-remaining available amount under the Facility, in a future private placement if the ten-day trailing volume weighted average price per share of the Common Stock (the “Trailing VWAP”) reaches $10.00 per share. Pursuant to the terms of the Loan Agreement, we also issued to the Patel Family 1,000,000 shares of Common Stock as a commitment fee (the “Commitment Shares”), subject to forfeiture by the Patel Family of the Commitment Shares or an equal number of shares of Common Stock in the event the Patel Family fails to (i) make a deposit under the Facility when due or (ii) pay the purchase price for the Optional PIPE within 30 days after the Threshold Price Notice Date (as defined in the Loan Agreement) in the event we have satisfied all applicable closing conditions.

In addition, in January 2025, we received a grant of $2.0 million from KRHP to further our development of off-the-shelf, genetically unmodified precision T cell therapeutics to treat infectious diseases and cancers. KRHP is affiliated with the Patel Family.

Based on cash on hand as of the date of this Annual Report of approximately $1.3 million, the amounts available under our Loan Agreement, and the $8.0 million of additional committed grant funding from KRHP, we have concluded that we have sufficient cash to fund our operations for at least the next 12 months from the issuance date of our consolidated financial statements.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including staffing, discovery efforts, preclinical studies, and clinical development of TVGN 489, and preclinical studies of other product candidates, and include:

●	acquisition of supplies and equipment and leasing lab spaces;

●	expenses incurred to conduct the necessary pre-clinical studies required by FDA to obtain the regulatory approval necessary to conduct TVGN 489 clinical trials;

●	salaries, benefits, and other related costs for personnel engaged in research and development functions;

●	costs of funding research performed by third parties, including pursuant to agreements with CROs, and investigative site costs to conduct our pre-clinical studies and clinical trials;

●	manufacturing costs, including expenses incurred under agreements with CMOs, including manufacturing scale-up expenses, and the cost of acquiring and manufacturing pre-clinical study and clinical trial materials;

●	costs of outside consultants, including their fees, stock-based compensation, and related travel expenses;

●	costs of laboratory supplies and acquiring materials for pre-clinical studies and clinical trials; and

●	facility-related expenses, which include direct depreciation costs of equipment and expenses for rent and maintenance of facilities and other operating costs.

Research and development activities are central to the biotechnology business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased study sizes, which also leads generally to longer patient enrollment times in later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase manufacturing, shipping, and storage of clinical batches required for clinical trials, incur increased personnel costs, including stock-based compensation, conduct planned clinical trials for TVGN 489 and other clinical and pre-clinical activities for other product candidates, and prepare regulatory filings for any of our product candidates.

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

A change in the outcome of any of these variables concerning the development, manufacturing, or commercialization activities of a product candidate could result in a significant change in the costs and timing associated with the development of that product candidate. For example, if we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive, if there are safety concerns, or if we determine that the observed safety or efficacy profile would not be competitive in the marketplace, we could be required to expend significant additional financial resources and time on the completion of clinical development. We anticipate that product commercialization may take several years, and we expect to spend a significant amount in development costs.

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

We expect that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization efforts, and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers, accountants, and recruitment firms, among other expenses. Increased costs associated with being a public company will also include expenses related to services associated with maintaining compliance with SEC and Nasdaq requirements, insurance, and investor relations costs. If any of our current or future product candidates obtains marketing approval, we expect that we would incur significantly increased expenses associated with sales and marketing efforts.

Interest Expense, Net

Interest expense, net consists primarily of interest on our former convertible promissory notes and Loan Agreement, partially offset by interest earned on bank deposits. (See “—Liquidity and Capital Resources—Sources of Liquidity” below.)

Merger Transaction Costs

Transaction costs we incurred in relation to the Business Combination were initially capitalized as deferred transaction costs up through the Closing Date, at which time such costs were charged to expense in our statements of operations less the amount of cash received in the Business Combination.

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

Loss on Issuance of Commitment Shares

Our other expenses consist of losses on the issuance of the Commitment Shares for the year ended December 31, 2024 associated with the Loan Agreement. Since we intend to elect the fair value option for future draws under the Loan Agreement, we expense all issuance costs associated with the Loan Agreement, which are comprised of the fair value of the Commitment Shares as well as the issuance date fair value of the $14 million Purchase Option and Additional Amount Purchase Option. For more information about the Loan Agreement, see “—Liquidity and Capital Resources—Funding Requirements” below.

Income Tax Provision

Since inception, we have incurred significant net losses. As of December 31, 2024, we had net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of $25.6 million and $27.8 million, respectively. We have provided a valuation allowance against the full amount of our net deferred tax assets since, in the opinion of our management, based upon our historical and anticipated future losses, it is more likely than not that the benefits will not be realized.

Our utilization of our NOLs may be subject to a substantial annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, respectively, as well as similar state provisions.

Results of Operations

Comparison of the years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Operating expenses:
Research and development	$31,033,276	$4,403,526
General and administrative	22,531,212	4,439,499
Total operating expenses	53,564,488	8,843,025
Loss from operations	(53,564,488)	(8,843,025)
Interest expense, net	(184,037)	(1,206,352)
Merger transaction costs	(7,499,353)	—
Change in fair value of warrants	(58,180)	—
Change in fair value of convertible promissory notes	48,468,678	(50,428,303)
Loss on issuance of commitment shares	(890,000)	—
Net loss	$(13,727,380)	$(60,477,680)

Research and Development Expenses

We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Personnel costs	$466,955	$2,263,711
Stock-based compensation	27,012,127	-
Other clinical and pre-clinical development expenses	2,584,651	1,226,402
Facilities and other expenses	969,543	913,413
Total research and development expenses	$31,033,276	$4,403,526

Research and development expenses for the year ended December 31, 2024 were $31.0 million, compared to $4.4 million for the year ended December 31, 2024. The increase was primarily attributable to an increase in stock-based compensation due to stock compensation expense related to the restricted stock units (“RSUs”) granted to Dr. Saadi on the Closing Date.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Personnel costs	$1,725,326	$1,095,468
Stock-based compensation	13,752,010	-
Legal and professional fees	6,636,232	2,616,925
Facilities and other expenses	417,644	727,106
Total general and administrative expenses	$22,531,212	$4,439,499

General and administrative expenses for the year ended December 31, 2024 were $22.5 million compared to $4.4 million for the year ended December 31, 2023. The increase was primarily attributable to stock-based compensation expense of $13.8 million, of which $7.7 million was recognized as a non-cash stock-based compensation expense from certain stock-based awards that continue to vest through satisfaction of service conditions subsequent to the satisfaction of the liquidity condition upon the Closing, and $2.3 million was recognized as restricted stock compensation expense related to the RSUs granted. The increase of $0.6 million in personnel costs was primarily attributable to an increase in headcount and an increase in premium for our director and officer insurance policy. The increase of $4.0 million in legal and professional fees was primarily attributable to the additional services incurred as a result of the Merger.

Interest Expense, Net

We recognized $0.2 million and $1.2 million in interest expense for the years ended December 31, 2024 and 2023, respectively, which was attributable primarily to the outstanding principal balance associated with our convertible promissory notes that converted into Common Stock in connection with the Closing.

Merger Transaction Costs

Merger transaction costs in excess of cash received from the Business Combination of $7.5 million were recognized as period expenses for the year ended December 31, 2024.

Change in Fair Value of Convertible Promissory Notes

We recognized a non-cash gain of $48.5 million and a non-cash loss of $50.4 million for the change in fair value of the convertible promissory notes for the years ended December 31, 2024 and 2023, respectively. The change was primarily a result of the increase in the underlying estimated fair value of our Common Stock during the year ended December 31, 2023 compared to a decrease in the underlying estimated fair value of our Common Stock from January 1, 2024 to the settlement of the convertible promissory notes upon the Closing.

Loss on Issuance of Commitment Shares

We incurred losses on the issuance of Commitment Shares during the year ended December 31, 2024, associated with the Loan Agreement.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2024, we had $1.3 million in cash, as compared to $1.1 million in cash as of December 31, 2023. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from the sale of convertible promissory notes and preferred stock, funds drawn on the Loan Agreement, and grant funding. Since January 2021, we have raised aggregate gross proceeds of $24.0 million from the sale of convertible promissory notes, $2.0 million from the sale of our Series A Preferred Stock, $3.0 million from deposits related to the future sale of our Series A-1 Preferred Stock, and $6.0 million from the sale of our Series C Preferred Stock. In June 2024, we entered into the Loan Agreement, which provided up to $36.0 million of term loans that can be drawn in $1.0 million increments each month over thirty-six months, as described below. As of December 31, 2024, we had drawn $1.0 million with a remaining $30.0 million available for future financing over the remaining 30 months. We drew an additional $1.0 million on February 10, 2025. In addition, in January 2025, we received a grant of $2.0 million from KRHP. We expect to receive an additional $8.0 million grant from KRHP during the second quarter of 2025.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	Year ended December 31,
	2024	2023
Cash provided by (used in)
Operating activities	$(11,998,730)	$(8,171,118)
Investing activities	-	(133,000)
Financing activities	12,229,328	3,872,250
Net change in cash	$230,598	$(4,431,868)

Cash Flows from Operating Activities

During the year ended December 31, 2024, we used $12.0 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $13.7 million offset by $1.7 million of non-cash charges related to the change in the fair value of the convertible promissory notes, depreciation expense, reductions in the operating right of use (“ROU”) assets, non-cash interest on the convertible promissory notes, and the net change in our operating assets and liabilities attributable to the timing of our payments to our vendors for research and development activities.

During the year ended December 31, 2023, we used $8.2 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $60.5 million offset by $52.0 million of non-cash charges related to the change in the fair value of the convertible promissory notes, depreciation expense, reductions in the ROU assets, non-cash interest on the convertible promissory notes, and a $0.3 million net change in our operating assets and liabilities attributable to the timing of our payments to our vendors for research and development activities.

Cash Flows from Investing Activities

During the years ended December 31, 2024 and 2023, we used $0.0 million and $0.1 million respectively, for the purchase of property and equipment.

Cash Flows from Financing Activities

During the year ended December 31, 2024, we received $12.3 million of net cash from financing activities attributable to $2.0 million in proceeds from the sale of Series A Preferred Stock, $6.0 million in proceeds from the sale of Series C Preferred Stock, $3.0 million of non-refundable prepaid proceeds towards the anticipated issuance of Series A-1 Preferred Stock, $1.0 million drawn under the Loan Agreement, and $0.2 million of cash in connection with the Merger.

During the year ended December 31, 2023, we received $4.0 million of net cash from financing activities attributable to the proceeds from the convertible promissory notes, less $0.1 million related to payments of deferred transaction costs.

Funding Requirements

Our primary sources of funds to meet our near-term liquidity and capital requirements include cash on hand, including the funding we have received from the sale of our Series A and Series C Preferred Stock and the funding we expect to receive from the sale of our Series A-1 Preferred Stock, our access to an unsecured line of credit (limited to a $1.0 million monthly draw) under the Loan Agreement described below, and the $8.0 million of grant funding that KRHP has committed to provide to be used towards the Company’s ongoing operational expenses. On February 14, 2024, we entered into a securities purchase agreement with an investor pursuant to which the investor agreed to purchase shares of our Series A Preferred Stock for an aggregate purchase price of $8.0 million. On March 27, 2024, we entered into an agreement pursuant to which that amount was reduced to $2.0 million and the investor agreed to purchase shares of our Series A-1 Preferred Stock for an aggregate purchase price of $6.0 million. We have not yet received $3.0 million of the $6.0 million purchase price for the Series A-1 Preferred Stock. Even if we receive such proceeds, we will still need additional capital to fully implement our business, operating, and development plans. On August 21, 2024, we entered into a securities purchase agreement with an investor pursuant to which the investor agreed to purchase shares of our Series C Preferred Stock for an aggregate purchase price of $6.0 million.

On June 6, 2024, we entered into the Loan Agreement, pursuant to which the Patel Family agreed to provide to us up to the Maximum Loan Amount of $36.0 million under the Facility. The Patel Family is also the investor in our Series A, Series A-1, and Series C Preferred Stock. The Facility permits us to borrow up to $1.0 million monthly in a single monthly draw over a period of up to three years. Draws accrue interest at a fixed annual rate of the lower of (i) the daily secured overnight financing rate, measured on the date we receive the draw (the “Deposit Date”), plus 2.00% and (ii) 7.00%, accruing quarterly beginning on the Deposit Date and payable quarterly beginning on the three-month anniversary of the Deposit Date. Interest will be payable in shares of Common Stock with an effective purchase price of $1.50 per share, and each draw will mature 48 months after the Deposit Date. Prepayment will be permitted without penalty. We may repay or prepay any amount of outstanding principal balance under the Facility at our election in cash or in shares of Common Stock with an effective purchase price of the greater of $1.50 per share and the 10-day trailing volume weighted average price of the Common Stock (the “Trailing VWAP”) as of the trading day prior to payment, subject to certain requirements related to resale registration. Pursuant to the Loan Agreement, we also agreed to provide the Patel Family an option to purchase $14.0 million of shares of our Common Stock plus an additional amount up to the total then-remaining available and undrawn portion of the Maximum Loan Amount (which amount would thereafter no longer be available under the Facility). The Optional PIPE would be priced at a 30% discount to the Trailing VWAP on the date such price first reaches at least $10.00 per share (the “Threshold Price Date”) and will be exercisable by the Patel Family by written notice within three business days after we have notified the Patel Family of the Threshold Price Date (the date of such notice, the “Threshold Price Notice Date”). Pursuant to the terms of the Loan Agreement, we issued to the Patel Family the Commitment Shares, subject to forfeiture by the Patel Family of the Commitment Shares or an equal number of shares of Common Stock in the event the Patel Family fails to (i) make a deposit under the Facility when due or (ii) pay the purchase price for the Optional PIPE within 30 days after the Threshold Price Notice Date in the event we have satisfied all applicable closing conditions. There is no assurance as to the amount of proceeds we will ultimately receive under the Loan Agreement. As of December 31, 2024, we have drawn an aggregate of $1.0 million under the Loan Agreement.

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

Our future capital requirements will depend on many factors, including:

●	the progress, costs, and results of our planned clinical trials of TVGN 489 and other planned and future clinical trials;

●	the scope, progress, costs, and results of our pre-clinical testing and clinical trials of TVGN 489 for additional combinations, targets, and indications;

●	the number of and development requirements for additional indications for TVGN 489 or for any other product candidates;

●	our ability to scale up our manufacturing processes and capabilities to support clinical trials of TVGN 489 and other product candidates we are developing and may develop in the future;

●	the costs, timing, and outcome of regulatory review of TVGN 489 and other product candidates we are developing and may develop in the future;

●	potential changes in the regulatory environment and enforcement rules;

●	our ability to establish and maintain strategic collaboration, licensing, or other arrangements and the financial terms of such arrangements;

●	the costs and timing of future commercialization activities, including product manufacturing, sales, marketing, and distribution, for TVGN 489 and other product candidates we are developing and may develop in the future for which we may receive marketing approval;

●	our ability to obtain and maintain acceptance of any approved products by patients, the medical community, and third-party payors;

●	the amount and timing of revenue, if any, received from commercial sales of TVGN 489 and any other product candidates we are developing or develop in the future for which we receive marketing approval;

●	potential changes in pharmaceutical pricing and reimbursement infrastructure;

●	the availability of raw materials for use in production of our product candidates; and

●	the costs and timing of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending any intellectual property-related claims.

As of December 31, 2024, we had cash of $1.3 million. We believe that our cash balance and amounts available under the Loan Agreement, which allows us to draw down term loans of $1.0 million per month over thirty-six months, will allow us to have adequate cash and financial resources, to operate for at least the next 12 months from the date of issuance of our consolidated financial statements included in this Annual Report. In addition, KRHP has committed to provide an additional $8.0 million of grant funding to the Company to be used towards the Company’s ongoing operational expenses. The grant funding will be used to satisfy the Company’s obligations as they come due through March 31, 2026. The Company does not plan to initiate a clinical trial until additional funding is received.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2024:

	Total	Less than 1 Year	1 to 3 Years
Contractual obligations:
Operating lease commitments (1)	$244,446	$230,471	$13,975
Notes payable (2)	1,651,000	1,651,000	-
Loan Agreement repayment (3)	1,028,270	28,270	1,000,000
Total contractual obligations	$2,923,716	$1,909,741	$1,013,975

(1)	Reflects obligations pursuant to our office and laboratory leases in Philadelphia, Pennsylvania and Warren, New Jersey.
(2)	Reflects notes payable obligations assumed as part of the Merger.
(3)	Reflects obligations to settle outstanding balances on our Loan Agreement, if paid in cash at time of settlement, as well as accrued interest.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, the fair value of our Common Stock, the fair value of our convertible promissory notes, and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, including those factors set out in the “Risk Factors” section and elsewhere in this Annual Report, including the section entitled “Special Note Regarding Forward-Looking Statements.”

While our significant accounting policies are described in more detail in Note 3 to our consolidated financial statements, we believe the following accounting policies are the most critical to the judgments and estimates used in the preparation of our consolidated financial statements or involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operation.

Research and Development Expenses

Research and development activities are expensed as incurred. As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses, including those related to clinical trials and product candidate manufacturing. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the services when we have not yet been invoiced or otherwise notified of actual costs. Our service providers invoice us in arrears or require prepayments for services performed, as well as on a pre-determined schedule or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in the consolidated financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

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

Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials and other research activities.

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

We used a Monte Carlo Simulation (“MCS”) valuation methodology to determine the fair value of the freestanding $14 million purchase option and embedded purchase option associated with the Loan Agreement at inception and as of December 31, 2024. The MCS methodology simulates our future stock price to estimate if and when the Trailing VWAP will reach $10.00 per share, and discounts the resulting payoff back to each valuation date using a present value factor. Significant assumptions used in determining the fair value of these options include volatility and discount rate.

Stock-Based Compensation

Awards under our compensation plans are accounted for in accordance with Accounting Standards Codification 718, Compensation – Stock Compensation. Compensation cost is measured at the grant date fair value of the award and is recognized over the vesting period of the award. We use the straight-line method to record compensation expense of awards with service-based vesting conditions. We account for forfeitures of stock-based awards as they occur. We recognize share-based compensation expense for awards with performance conditions when it is probable that the condition will be met, and the award will vest. Prior to the Merger, we estimated the fair value of our Common Stock in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Recent Accounting Pronouncements

See Note 3 to our consolidated financial statements found in this Annual Report for a description of recent accounting pronouncements applicable to our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 16 of this Annual Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, notwithstanding such material weaknesses, management has concluded that our consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there may be resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework (2013).” Based on this assessment, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2024, due to the material weaknesses in our internal control over financial reporting related to not maintaining a sufficient complement of personnel commensurate with accounting and reporting requirements resulting in inadequate segregation of duties over the preparation, review and posting of manual journal entries to the general ledger, and in not having a sufficient risk assessment process to identify and analyze risks of misstatement due to error and/or fraud.

Efforts to Address the Material Weaknesses

We continue to evaluate steps and measures to remediate our material weaknesses, including the potential hiring of additional accounting personnel with appropriate expertise in accounting and reporting under U.S. generally accepted accounting principles (“GAAP”) and SEC regulations in order to better align with segregation of duties and perform appropriate risk assessment procedures to evaluate risks of material misstatement. The status of any efforts to address the material weakness will be reported by management to the audit committee on a consistent basis. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding our executive officers is set forth in Part I of this Form 10-K under the caption “Information About our Executive Officers” and incorporated herein by reference.

As part of our system of corporate governance, our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to our principal executive officer and senior financial officers. Our Code of Business Conduct and Ethics is available on our website at ir.tevogen.com/governance. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer or senior financial officers by posting such information on our website at the address above. The information on or available through our website is expressly not incorporated by reference in this Form 10-K, and any reference to our website is intended to be an inactive textual reference only. Printed copies of our Code of Business Conduct and Ethics may be obtained, without charge, by contacting us at 15 Independence Boulevard, Suite #410, Warren, New Jersey 07059.

The additional information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements

The financial statements of Tevogen Bio Holdings Inc. are filed as part of this Form 10-K under Item 8. Financial Statements and Supplementary Data.

(2) Financial Statement Schedules

All other schedules have been omitted because they are not required, not inapplicable, or the required information is included in the financial statements or notes thereto.

(3) Exhibits

The documents listed in the Exhibit Index are incorporated by reference or are filed with this report, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Item 16. Form 10-K Summary.

None.

Exhibit Index

Exhibit	Description
2.1†	Agreement and Plan of Merger, dated June 28, 2023, by and among the Company, Semper Merger Sub, Inc., SSVK Associates, LLC, Tevogen Bio Inc, and Ryan Saadi, in his capacity as seller representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 29, 2023 (File No. 001-41002))
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 14, 2024 (File No. 001-41002))
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on February 14, 2024 (File No. 001-41002))
3.3	Certificate of Designation of Series A Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 21, 2024 (File No. 001-41002))
3.4	Certificate of Designation of Series A-1 Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2024 (File No. 001-41002))
3.5	Certificate of Designation of Series C Preferred Stock of Tevogen Bio Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2024 (File No. 001-41002))
4.1	Warrant Agreement, dated November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 8, 2021 (File No. 001-41002))
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (Registration Statement No. 333-260113) filed with the SEC on October 7, 2021)
4.3*	Description of Securities
10.1	Service Agreement, dated as of April 15, 2022, between Tevogen Bio Inc and CIC Innovation Communities, LLC (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-274519) filed with the SEC on November 22, 2023)
10.2	Lease Agreement, dated as of June 9, 2022, between Tevogen Bio Inc and Wanamaker Office Lease, LP (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-274519) filed with the SEC on November 22, 2023)
10.3	Lease Agreement, dated as of February 14, 2022, between Tevogen Bio Inc and Mitsui Sumitomo Insurance Company of America (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-274519) filed with the SEC on November 22, 2023)
10.4	Subscription Agreement, dated May 3, 2023, by and among Semper Paratus Acquisition Corporation, Semper Paratus Sponsor LLC and Polar Multi-Strategy Master Fund (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 9, 2023 (File No. 001-41002))
10.5	Purchase Agreement, dated May 4, 2023, by and among SSVK Associates, LLC, Semper Paratus Acquisition Corporation and Semper Paratus Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 9, 2023 (File No. 001-41002))
10.6	Subscription Agreement, dated June 20, 2023, by and among Semper Paratus Acquisition Corporation, Semper Paratus Sponsor LLC and Polar Multi-Strategy Master Fund (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 21, 2023 (File No. 001-41002))
10.7	Amended and Restated Registration Rights Agreement, dated February 14, 2024, by and among the Company, SSVK Associates, LLC, Semper Paratus Sponsor LLC, Cantor Fitzgerald & Co., and the other signatories thereto (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed with the SEC on April 29, 2024 (File No. 001-41002))
10.8+	Non-Competition and Non-Solicitation Agreement, effective as of February 14, 2024, by and between the Company and Ryan Saadi (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed with the SEC on April 29, 2024 (File No. 001-41002))

Exhibit	Description
10.9+	Tevogen Bio Holdings Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on February 14, 2024 (File No. 001-41002))
10.10+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-280075) filed with the SEC on June 10, 2024)
10.11+	Restricted Stock Unit Agreement, dated as of February 14, 2024, by and between the Company and Ryan Saadi (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the SEC on April 29, 2024 (File No. 001-41002))
10.12+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on February 14, 2024 (File No. 001-41002))
10.13	Amended and Restated Securities Purchase Agreement, dated as of March 27, 2024, by and between Tevogen Bio Holdings Inc. and The Patel Family, LLP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2024 (File No. 001-41002))
10.14	Loan Agreement, dated as of June 6, 2024, between Tevogen Bio Holdings Inc. and The Patel Family, LLP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 11, 2024 (File No. 001-41002))
19.1*	Tevogen Bio Holdings Inc. Insider Trading Policy
21.1*	Subsidiary of the Registrant
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the SEC on April 29, 2024 (File No. 001-41002))
EX-101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
+	Indicates management contract or compensatory plan.

TEVOGEN BIO HOLDINGS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Tevogen Bio Holdings Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tevogen Bio Holdings Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

Philadelphia, Pennsylvania

April 2, 2025

TEVOGEN BIO HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash	$1,282,995	$1,052,397
Prepaid expenses and other assets	919,088	670,582
Due from related party	158,819	—
Total current assets	2,360,902	1,722,979

Property and equipment, net	296,442	458,651
Right-of-use assets - operating leases	228,490	469,862
Deferred transaction costs	—	2,582,870
Other assets	575,841	271,141
Total assets	$3,461,675	$5,505,503

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$5,200,245	$3,418,378
Accrued expenses and other liabilities	1,712,396	1,096,450
Operating lease liabilities	229,063	252,714
Notes payable	1,651,000	—
Convertible promissory notes	—	80,712,000
Due to related party	250,000	—
Total current liabilities	9,042,704	85,479,542

Convertible promissory notes	—	14,220,000
Loan agreement	1,000,000
Operating lease liabilities	5,796	234,858
Derivative warrant liabilities	87,180	—
Total liabilities	10,135,680	99,934,400

Stockholders’ deficit
Series A Preferred Stock, $0.0001 par value; 2,000 shares authorized; 500 shares issued and outstanding as of December 31, 2024 (liquidation value of $2,076,712 at December 31, 2024)	2,799,990	—
Series C Preferred Stock, $0.0001 par value; 600 shares authorized; 600 shares issued and outstanding as of December 31, 2024 (liquidation value of $6,082,603 at December 31, 2024)	6,000,000	—
Common stock, $0.0001 par value; 800,000,000 shares authorized; 177,991,365 and 119,999,989 shares issued and outstanding at December 31, 2024 and December 31, 2023	17,800	12,000
Additional paid-in capital	97,893,322	5,216,840
Accumulated deficit	(113,385,117)	(99,657,737)
Total stockholders’ deficit	(6,674,005)	(94,428,897)
Total liabilities and stockholders’ deficit	$3,461,675	$5,505,503

See accompanying notes to the consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2024	2023
Operating expenses:
Research and development	$31,033,276	$4,403,526
General and administrative	22,531,212	4,439,499
Total operating expenses	53,564,488	8,843,025
Loss from operations	(53,564,488)	(8,843,025)
Interest expense, net	(184,037)	(1,206,352)
Merger transaction costs	(7,499,353)	—
Change in fair value of warrants	(58,180)	—
Change in fair value of convertible promissory notes	48,468,678	(50,428,303)
Loss on issuance of commitment shares	(890,000)	—
Net loss	$(13,727,380)	$(60,477,680)

Net loss attributable to common stockholders, basic and diluted	$(10,273,695)	$(60,477,680)
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(2.44)
Weighted-average common stock outstanding, basic and diluted	146,672,534	24,752,000

See accompanying notes to the consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2023	—	$—	—	—	—	$-	119,999,989	$12,000	$5,216,840	$(39,180,057)	$(33,951,217)
Net loss	—	—	—	—	—	—	—	—	—	(60,477,680)	(60,477,680)
Balance at December 31, 2023	—	$—	—	—	—	$-	119,999,989	$12,000	$5,216,840	$(99,657,737)	$(94,428,897)
Issuance of Series A preferred stock	500	2,799,990	—	—	—	—	—	—	—	—	2,799,990
Issuance of Series C preferred stock	—	—	—	—	600	6,000,000	—	—	—	—	6,000,000
Issuance of Series B preferred stock	—	—	3,613	3,613,000	—	—	—	—	—	—	3,613,000
Conversion of convertible promissory notes into common stock in connection with merger	—	—	—	—	—	—	10,337,419	1,034	46,621,593	—	46,622,627
Merger, net of redemptions and transaction costs	—	—	—	—	—	—	14,778,056	1,478	(2,885,459)	—	(2,883,981)
Issuance of restricted common stock	—	—	—	—	—	—	19,348,954	1,935	(1,935)	—	—
Issuance of common stock for Sponsor advisory service fee	—	—	—	—	—	—	150,000	15	676,485	—	676,500
Issuance of commitment shares in connection with the loan agreement	—	—	—	—	—	—	1,000,000	100	889,900	—	890,000
Issuance of common stock in connection with Polar note	—	—	—	—	—	—	1,500,000	150	(150)	—	—
Contribution from related party	—	—	(3,613)	(3,613,000)	—	—	—	—	3,613,000	—	—
Nonrefundable prepaid proceeds towards anticipated Series A-1 preferred stock issuance	—	—	—	—	—	—	—	—	3,000,000	—	3,000,000
Issuance of common stock in settlement of vested restricted stock units	—	—	—	—	—	—	10,876,947	1,088	(1,088)	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	40,764,136	—	40,764,136
Net loss	—	—	—	—	—	—	—	—	—	(13,727,380)	(13,727,380)
Balance at December 31, 2024	500	$2,799,990	—	—	600	$6,000,000	177,991,365	$17,800	$97,893,322	$(113,385,117)	$(6,674,005)

See accompanying notes to the consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(13,727,380)	$(60,477,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	162,209	163,300
Stock-based compensation expense	40,764,136	-
Non-cash interest expense	187,575	1,206,697
Merger transaction costs	7,099,353	-
Change in fair value of convertible promissory notes	(48,468,678)	50,428,303
Loss on Series A Preferred Stock issuance	799,990	-
Loss on issuance of commitment shares	890,000	-
Change in fair value of warrants	58,180	-
Amortization of right-of-use asset	241,372	215,057
Change in operating assets and liabilities:
Prepaid expenses and other assets	(246,005)	(317,605)
Other assets	(511,011)	323,742
Accounts payable	1,685,692	1,114,261
Accrued expenses and other liabilities	(681,450)	(603,832)
Operating lease liabilities	(252,713)	(223,361)
Net cash used in operating activities	(11,998,730)	(8,171,118)
Cash flows from investing activities:
Purchases of property and equipment	-	(133,000)
Net cash used in investing activities	-	(133,000)
Cash flows from financing activities:
Cash acquired in connection with the reverse recapitalization	229,328	—
Proceeds from issuance of Series A Preferred Stock	2,000,000	—
Proceeds from issuance of Series C Preferred Stock	6,000,000	—
Proceeds from loan agreement	1,000,000	—
Nonrefundable prepaid proceeds towards anticipated Series A-1 Preferred Stock Issuance	3,000,000	—
Payments of deferred transaction costs	-	(127,750)
Proceeds from issuance of convertible promissory notes	-	4,000,000
Net cash provided by financing activities	12,229,328	3,872,250
Net increase (decrease) in cash	230,598	(4,431,868)
Cash – beginning of period	1,052,397	5,484,265
Cash – end of period	$1,282,995	$1,052,397
Supplementary disclosure of noncash investing and financing activities:
Reverse recapitalization transaction fees included in accrued expenses and other liabilities	—	2,455,120
Conversion of convertible promissory notes into common stock in connection with Merger	46,622,627	—
Repurchase of Series B preferred stock	3,613,000	—
Issuance of common stock for net liabilities upon reverse recapitalization, net of transaction costs	3,113,309	—

See accompanying notes to the consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

Tevogen Bio Holdings Inc., a Delaware corporation (the “Company”), is a clinical-stage specialty immunotherapy company harnessing the power of CD8+ cytotoxic T lymphocytes to develop off-the-shelf, precision T cell therapies for the treatment of infectious diseases, cancers, and other disorders. The Company’s precision T cell technology, ExacTcell, is a set of processes and methodologies to develop, enrich, and expand single human leukocyte antigen-restricted CTL therapies with proactively selected, precisely defined targets. The Company has completed a Phase 1 proof-of-concept trial for the first clinical product of ExacTcell, TVGN 489, for the treatment of ambulatory, high-risk adult COVID-19 patients, and has other product candidates in its pipeline.

On February 14, 2024 (the “Closing Date”), pursuant to the Agreement and Plan of Merger dated June 28, 2023 (the “Merger Agreement”) by and among Semper Paratus Acquisition Corporation (“Semper Paratus”), Semper Merger Sub, Inc., a wholly owned subsidiary of Semper Paratus (“Merger Sub”), SSVK Associates, LLC (the “Sponsor”), Tevogen Bio Inc (n/k/a Tevogen Bio Inc.) (“Tevogen Bio”), and Dr. Ryan Saadi, in his capacity as seller representative, Merger Sub merged with and into Tevogen Bio, with Tevogen Bio being the surviving entity and a wholly owned subsidiary of Semper Paratus (the “Merger” and together with the other transactions contemplated by the Merger Agreement, the “Business Combination”) and Semper Paratus was renamed Tevogen Bio Holdings Inc.

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

Following the Merger, the former equity holders and holders of convertible promissory notes of Tevogen Bio held 91.0% of the outstanding shares of common stock of the Company and the former shareholders, creditors, and other contractual counterparties of Semper Paratus held 9.0% of the Company.

NOTE 2. DEVELOPMENT-STAGE RISKS AND LIQUIDITY

The Company has generally incurred losses and negative cash flows from operations since inception. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development. Management believes that cash of $1,282,995 as of December 31, 2024, the amounts available under the Loan Agreement entered into in June 2024 (as defined in Note 8), and the commitment for an $8,000,000 grant from KRHP LLC, a New Jersey limited liability company (“KRHP”), will allow the Company to have adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these consolidated financial statements. Subsequent to December 31, 2024, the Company received a grant of $2,000,000 from KRHP and drew $1,000,000 in each of February 2025 and in March 2025 under the Loan Agreement. The grant funding may not be used for repayment of existing debt obligations and does not include any requirement to repay the investor or to issue equity in consideration of the funding. KRHP has committed to provide an additional $8,000,000 of grant funding to the Company to be used towards the Company’s ongoing operational expenses. The grant funding will be used to satisfy the Company’s obligations as they come due through March 31, 2026. The Company does not plan to initiate a clinical trial until additional funding is received.

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

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Use of Estimates

In preparing the consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of expenses. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed, and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Significant areas that require management’s estimates include the fair value of the common stock and convertible promissory notes prior to the Merger, the fair value of the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, fair value of the purchase options under the Loan Agreement, stock-based compensation assumptions, and accrued research and development expenses.

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

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Warrants

As the result of the Merger, the Company accounts for its warrants originally sold as part of Semper Paratus’s initial public offering (the “IPO”) in accordance with ASC 815, Derivatives and Hedging Contracts in Entity’s Own Equity (“ASC 815”) and ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). The assessment considers whether the warrants are freestanding financial instruments and meet the definition of a liability pursuant to ASC 480 and meet all of the conditions for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized as a non-cash loss on the consolidated statements of operations. Under these standards, the Company’s private placement warrants sold at the time of the IPO do not meet the criteria for equity classification and must be recorded as liabilities while the public warrants sold in connection with the IPO do meet the criteria for equity classification and must be recorded as equity.

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

The Company’s recurring fair value measurements consist of the convertible promissory notes prior to the Merger, for which the Company elected the fair value option to reduce accounting complexity, and private warrants after the Merger. Such fair value measurements are Level 3 inputs. The following table provides a roll-forward of the aggregate fair values of the Company’s convertible promissory notes.

Balance at January 1, 2023	$39,297,000
Initial fair value at issuance	4,000,000
Accrued interest expense	1,206,697
Change in fair value	50,428,303
Balance at December 31, 2023	94,932,000
Accrued interest expense	159,305
Change in fair value	(48,468,678)
Derecognition upon conversion of convertible promissory notes	(46,622,627)
Balance at December 31, 2024	$—

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers between levels during the years ended December 31, 2024 and 2023.

The Company used the probability weighted expected return method valuation methodology to determine the fair value of the convertible promissory notes prior to the Merger. Significant assumptions and ranges used in determining the fair value of convertible promissory notes prior to the Merger include volatility (80%), discount rate (35% - 36%), and probability of a future liquidity event (85% - 95%). The Company used its stock price on the Closing Date to determine the fair value for the derecognition of the convertible promissory notes upon conversion on the Closing Date.

Upon the Closing, the Company acquired private warrants, the fair value of which increased by $58,180 between the Closing Date and December 31, 2024 primarily due to changes in the market value of the Company’s common shares. In June 2024, the Company issued written call options in connection with the Loan Agreement, the fair value of which decreased by $375,000 between the issuance and December 31, 2024. Such fair value measurements are Level 3 inputs. The following table provides a roll-forward of the aggregate fair values of the warrants and the written call option derivative liabilities.

	Derivative warrant liabilities	Written call option derivative liabilities
Balance at February 15, 2024	$—	$—
Initial fair value at issuance	29,000	375,000
Change in fair value	58,180	(375,000)
Balance at December 31, 2024	$87,180	$—

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities	3	$—	$—	$87,180

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

The Company used a MCS valuation methodology to determine the fair value of the freestanding $14,000,000 purchase option and remaining embedded $30,000,000 purchase option associated with the Loan Agreement as of December 31, 2024. The MCS methodology simulates the Company’s future stock price to estimate if and when the Trailing VWAP (as defined below) will reach $10.00 per share, and discounts the resulting payoff back to each valuation date using a present value factor. Significant assumptions used in determining the fair value of these options include volatility of 78.3% and discount rate of 4.3%. At December 31, 2024, the MCS produced a fair value of $0 relating to these freestanding and embedded options.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash

The Company considers all highly liquid financial instruments with a maturity date of 90 days or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2024 and 2023 as all amounts consisted of bank deposits.

Property and Equipment, Net

Property and equipment is recorded at cost. Depreciation and amortization is provided using straight-line methods over their respective estimated useful lives. Repairs and maintenance, which do not extend the useful lives of the related assets, are expensed as incurred.

Estimated Useful Lives	Years
Computer software	5
Leasehold improvements	3-4
Office equipment	5
Furniture and fixtures	7

The Company reviews the carrying value of property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its eventual use and disposition. Based on this assessment, management has determined that there was no impairment during the years ended December 31, 2024 and 2023.

Leases

The Company determines whether an arrangement is or contains a lease, its classification, and its term at the lease commencement date. Leases with a term greater than one year will be recognized on the balance sheet as right-of-use (“ROU”) assets, current lease liabilities, and if applicable, long-term lease liabilities. The Company includes renewal options to extend the lease term where it is reasonably certain that it will exercise these options. Lease liabilities and the corresponding ROU assets are recorded based on the present values of lease payments over the lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rates, which are the rates that would be incurred to borrow on a collateralized basis, over similar terms, amounts equal to the lease payments in a similar economic environment. If significant events, changes in circumstances, or other events indicate that the lease term or other inputs have changed, the Company would reassess lease classification, remeasure the lease liability using revised inputs as of the reassessment date, and adjust the ROU assets. Lease expense is recognized on a straight-line basis over the expected lease term for operating classified leases.

Leases with an initial term of 12 months or less and without a purchase option that the Company is reasonably certain of exercising are not included within the lease ROU assets and lease liabilities on the balance sheet.

Research and Development Expenses

Research and development activities are expensed as incurred. Costs for clinical trials and manufacturing activities are recognized based on an evaluation of our vendors’ progress towards completion of specific tasks, using data such as participant enrollment, clinical site activations, or information provided to us by vendors regarding their actual costs incurred. Payments for these activities are based on the terms of individual contracts and payment timing may differ significantly from the period in which the services were performed. The Company determines accrual estimates through reports from and discussions with applicable personnel and outside service providers as to the progress or state of completion of studies, or the services completed. The Company estimates accrued expenses as of each balance sheet date based on the facts and circumstances known at the time. Costs that are paid in advance of performance are deferred as a prepaid expense and amortized over the service period as the services are provided.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

Compensation cost is measured at the grant date fair value of the award and is recognized over the vesting period of the award. The Company uses the straight-line method to record compensation expense of awards with service-based vesting conditions. The Company accounts for forfeitures of awards as they occur rather than applying an estimated forfeiture rate to stock-based compensation expense. The Company recognizes compensation expense for awards with performance conditions when it is probable that the condition will be met, and the award will vest. Prior to the Merger, the Company estimated the fair value of the Company’s common stock on the date of grant in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At December 31, 2024 and 2023, the Company has concluded that a full valuation allowance is necessary for its net deferred tax assets.

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted-average common stock outstanding during the period. Given the Company’s net loss, basic and diluted net loss per share for the years ended December 31, 2024 and 2023 are the same.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 enhances reportable segment disclosures by requiring disclosures such as significant segment expenses. The main provisions of this update require companies to disclose, on an annual and interim basis, significant segment expenses, segment profit and loss, and other segments items that are regularly provided to the chief operating decision maker (“CODM”). This update also requires companies to disclose the title and position of the CODM and to explain how the CODM uses the reported segment measures in assessing segment performance and deciding how to allocate resources. The update also requires companies with a single reportable segment to provide all required segment reporting disclosures. This new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard on January 1, 2024 for annual reporting and interim periods beginning in 2025. See Note 16 for additional disclosures.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 improves disclosures regarding the types of expenses included in commonly presented expense captions, including disaggregating the amounts of employee compensation, depreciation and amortization included within each income statement expense caption. This standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of the standard on its consolidated financial statements and disclosures.

NOTE 4. BUSINESS COMBINATION

On the Closing Date, the Company completed the Business Combination described in Note 1. The Merger was accounted for as a reverse recapitalization under GAAP because Tevogen Bio was determined to be the accounting acquirer based upon the terms of the Merger and other factors, including that following the Merger, former Tevogen Bio (i) equity holders and holders of convertible promissory notes owned approximately 91.0% of the Company, (ii) directors constituted the majority (six of seven) of the directors of the Company, and (iii) management held all key positions of management of the Company. Accordingly, the Merger was treated as the equivalent of Tevogen Bio issuing stock to acquire the net assets of Semper Paratus. As a result of the Merger, the net liabilities of Semper Paratus were recorded at their acquisition-date fair value in the consolidated financial statements and the reported operating results prior to the Merger are those of Tevogen Bio. Immediately after the Merger, there were 164,614,418 shares of the Company’s common stock outstanding.

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

Total transaction costs of $7,728,681 were incurred in relation to the Business Combination through the Closing Date, of which $229,328 were charged directly to equity to the extent of the cash received from the Business Combination, with the balance of $7,499,353 charged to Merger transaction costs for the year ended December 31, 2024.

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

In connection with the Merger, the Company issued Series B Preferred Stock to the Sponsor in return for the Sponsor assuming $3,613,000 of liabilities and obligations (“Assumed Liabilities”) of Semper Paratus and Tevogen Bio. The issuance date fair value of the Series B Preferred Stock was recorded to Merger transaction costs within the consolidated statements of operations. All of the issued Series B Preferred Stock was repurchased by the Company during the three months ended June 30, 2024 in exchange for the Sponsor being released from their obligation to repay the Assumed Liabilities. See Note 12 for additional information.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31,
	2024	2023
Computer software	$292,341	$292,341
Leasehold improvements	263,217	263,217
Office equipment	132,468	132,468
Furniture and fixtures	33,743	33,743
	721,769	721,769
Less: accumulated depreciation	(425,327)	(263,118)
	$296,442	$458,651

Depreciation expense for the years ended December 31, 2024 and 2023 was $162,209 and $163,300, respectively.

NOTE 7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2024	2023
Professional services	$1,309,163	$976,301
Other	403,233	120,149
Total	$1,712,396	$1,096,450

NOTE 8. DEBT

On February 14, 2024, in connection with the consummation of the Business Combination, previously issued promissory notes and accrued interest were automatically converted into an aggregate of 10,337,419 shares of common stock. These debt obligations were retired upon conversion.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Loan Agreement

In June 2024, the Company entered into a Loan Agreement (the “Loan Agreement”) with The Patel Family, LLP (the “Patel Family”), a related party of the Company, providing for an unsecured line of credit facility (the “Facility”) for term loans of up to an initial total of $36,000,000. Under the Facility, the Company may draw up to $1,000,000 in term loans per calendar month over a draw period of 36 months. Each term loan draw will have a maturity date of 48 months and will accrue interest at the lower of (i) daily SOFR plus 2.00% and (ii) 7.00%. Interest accrues quarterly and is payable on the three-month anniversary of the draw date. Interest is payable in shares of common stock at an effective price of $1.50 per share. Interest payable through December 31, 2024 relating to the first two draws on the Facility were settled in February 2025 through issuance of 18,847 shares of common stock. Principal may be prepaid at any time without penalty, and repayments or prepayments may be made in cash or common stock at the Company’s election. Payments of principal in common stock would be made at an effective price of the greater of $1.50 per share and the ten-day trailing volume weighted average price per share of the common stock (the “Trailing VWAP”) as of the trading day prior to payment. As an inducement to enter into the Loan Agreement, the Company issued 1,000,000 shares of common stock to the Patel Family during June 2024. As of December 31, 2024, the Company has drawn $1,000,000 from the Facility, with maturity dates in July and August 2028, with a remaining $30,000,000 available for future financing over the remaining 30 months. The Company drew an additional $1,000,000 in each of February and March 2025, with maturity dates in February and March 2029, respectively (see Note 17).

The Loan Agreement includes a purchase option whereby the Patel Family has the option to purchase up to $14,000,000 of shares of common stock at a purchase price equal to 70% of the Trailing VWAP per share (the “$14 million Purchase Option”). The $14 million Purchase Option only becomes exercisable once Trailing VWAP reaches $10.00 per share. The $14 million Purchase Option was determined to be a freestanding derivative liability under ASC 815 and is carried at fair value, with changes in fair value recorded to change in fair value of written call option derivatives liabilities within the consolidated statements of operations and consolidated statements of cash flows.

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

The $14 million Purchase Option and the Additional Amount Purchase Option are recorded to written call option derivative liabilities within the consolidated balance sheet and have a fair value of $0 as of December 31, 2024.

The Loan Agreement is a written loan commitment that is not eligible for the fair value option under ASC 825, Financial Instruments. However, management intends to elect the fair value option for future draws under this commitment, and therefore has expensed all issuance costs associated with the Loan Agreement, which are comprised of the fair value of the 1,000,000 shares of common stock issued to the Patel Family as well as the issuance date fair value of the $14 million Purchase Option and Additional Amount Purchase Option.

Notes Payable

As a result of the Merger, the Company assumed notes payable held by Polar Multi-Strategy Master Fund (“Polar”) for which the proceeds were to be used for working capital purposes by Semper Paratus with an outstanding balance of $1,651,000 on the Closing Date and remain outstanding at December 31, 2024. The notes payable do not accrue interest. The outstanding balance of the notes was required to be repaid in full within five business days of the Merger, and the Company is therefore in default of its obligations at December 31, 2024. The notes’ default provisions do not require the Company to transfer any shares or pay any amounts to Polar.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. LEASES

During 2022, the Company entered into leases for office and laboratory space in Warren Township, New Jersey and Philadelphia, Pennsylvania under operating leases expiring in February 2026 and July 2025, respectively. The leases require fixed monthly payments of rent, as well as a share of operating costs. The leases are classified as operating leases and the lease liabilities were calculated using incremental borrowing rates ranging from 11.0% to 11.2%, which was determined using a synthetic credit rating model. Lease expense for the year ended December 31, 2024 was $1,065,784, which consisted of $897,958 and $167,826 recognized as a component of research and development expense and general and administrative expense, respectively. This amount included $785,424 of expense under short-term leases.

The weighted average remaining lease term for the Company’s operating leases as of December 31, 2024 was 0.93 years. The weighted average discount rate for the Company’s operating leases for the year ended December 31, 2024 was 11.1%.

Future aggregate minimum rental payments under the operating leases as of December 31, 2024 were as follows:

Years Ending December 31,
2025	$230,471
2026	13,975
Total	244,446
Less: imputed interest	(9,587)
Operating lease liability	$234,859

Total cash payments related to leases for the years ended December 31, 2024 and 2023 were $1,077,127 and $1,058,754, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Employment contracts

The Company has entered into employment contracts with its officers and certain employees that provide for severance and continuation of benefits in the event of termination of employment either by the Company without cause or by the employee for good reason, both as defined in the applicable agreement.

Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

NOTE 11. STOCK-BASED COMPENSATION

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

In addition to covering the Rollover RSUs, under the 2024 Plan, the Company is authorized to grant awards up to an aggregate 40,000,000 shares of common stock. The 2024 Plan provides for the grant of options, stock appreciation rights, Restricted Stock, RSUs, and other equity-based awards. As of December 31, 2024, awards for 10,670,118 shares remained available to be granted under the 2024 Plan.

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

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On the Closing Date, the Company issued an aggregate of 19,348,954 RSUs under the 2024 Plan to the Company’s Chief Executive Officer, Dr. Ryan Saadi (the “Special RSU Award”). Such RSUs immediately converted into shares of Restricted Stock, the restrictions on which lapse in four equal annual installments beginning on February 14, 2031 (“Vesting Period”). Pursuant to the terms of the Special RSU Award, Dr. Saadi will be entitled to vote the Restricted Stock, but the shares may not be sold, assigned, transferred, pledged, hypothecated, or otherwise encumbered, subject to forfeit. Dr. Saadi will automatically forfeit all unvested Restricted Stock in the event he departs the Company. The fair value per share for the Special RSU Award was determined to be $4.51 per share, equivalent to the Company’s stock price on the Closing Date, resulting in a total grant date fair value of $87,263,783. In accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), the Company will recognize compensation expense on a straight-line basis from the Closing Date until the completion of the Vesting Period.

Restricted Stock and RSU activity was as follows:

	Service-Based Restricted Stock and RSUs
	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2023
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested as of December 31, 2023	—	$—
Granted	29,329,882	3.31
Vested	(2,639,628)	0.96
Forfeited	—	—
Nonvested as of December 31, 2024	26,690,254	$3.54

	Performance-Based RSUs
	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2023	9,894,958	2.85
Granted	1,027,796	4.16
Vested	—	—
Forfeited	(22,626)	4.39
Nonvested as of December 31, 2023	10,900,128	$2.97
Granted	—	—
Vested	(9,610,540)	2.87
Forfeited	—	—
Nonvested as of December 31, 2024	1,289,578	$3.70

As a result of the Merger, the liquidity event performance condition was achieved and therefore compensation cost of $25,233,487 for the year ended December 31, 2024 was recognized for the Performance-Based RSUs, of which 8,237,319 shares were issued and outstanding as of December 31, 2024, and 1,373,221 shares will be issued subsequent to December 31, 2024. There was $11,410,921 compensation cost related to Service-Based Restricted Stock and RSUs, for the year ended December 31, 2024, and 2,639,628 shares were issued and outstanding. There was $85,601,786 of unrecognized compensation cost related to Service-Based Restricted Stock and RSUs as of December 31, 2024, which will be expensed over a weighted average period of 7.0 years. There was $2,984,909 of unrecognized compensation cost related to Performance-Based RSUs as of December 31, 2024, which will be expensed over a weighted average period of 1.1 years.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded stock-based compensation expense in the following expense categories in the accompanying consolidated statements of operations:

Year ended
December 31, 2024
Research and development	$27,019,781
General and administrative	13,744,355
Total	$40,764,136

 No stock-based compensation expense was recognized in 2023.

NOTE 12. STOCKHOLDERS’ DEFICIT

 Common Stock

As of February 15, 2024, the Company’s common stock and warrants began trading on The Nasdaq Stock Market LLC under the symbols “TVGN” and “TVGNW”, respectively.

As of December 31, 2024, the Company had 177,991,365 shares of common stock issued and outstanding. For accounting purposes related to earnings per share, only shares that are fully vested are considered issued and outstanding.

Below is a reconciliation of shares of common stock issued and outstanding:

December 31,
2024
Total shares of common stock issued and outstanding	177,991,365
Plus: shares to be issued:
Vested RSUs not yet legally settled into common stock (a)	1,373,221
Less: Shares subject to future vesting:
Issuance of restricted common stock subject to forfeiture (b)	(19,348,954)
Total shares, net	160,015,632

(a)	As of December 31, 2024, there were RSUs that had vested but had not been legally settled into common stock. See Note 11 for additional information.

(b)	Dr. Saadi will automatically forfeit all unvested Restricted Stock granted pursuant to the Special RSU Award in the event he departs the Company. See Note 11 for additional information on the Special RSU Award.

Prior to the Merger, Tevogen Bio had outstanding shares of voting and non-voting common stock. Upon the Closing, Tevogen Bio’s common stockholders received shares of the Company’s common stock in an amount determined by application of the Exchange Ratio, as discussed in Note 1.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

The Company is authorized to issue up to 20,000,000 shares of preferred stock, par value $0.0001 per share.

Series A Preferred Stock

In March 2024, the Company authorized and issued 2,000 and 500 shares, respectively, of Series A Preferred Stock (the “Series A”) to the Patel Family at a price of $4,000 per share (the “Series A Original Issue Price”), for gross proceeds of $2,000,000. The Company recorded an expense of $799,990 in its consolidated statements of operations related to issuance of the Series A equal to the fair value of the Series A when issued of $5,600 per share less the purchase price of $4,000 per share.

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

Redemption

The holders of Series A are not entitled to redeem their shares outside of the liquidation of the Company or the occurrence of a deemed liquidation event. The Company is entitled to redeem the Series A at a price equal to the Series A Original Issue Price plus any Series A Accruing Dividends accrued but unpaid thereon, if the VWAP of the Company’s common stock exceeds $5.00 per share for the twenty days immediately prior to the Company’s call election.

 Conversion

The holders of Series A have the option to convert the Series A into shares of common stock at a ratio equal to the Series A Original Issue Price divided by the Series A Conversion Price, which is initially $4.00 per share and is subject to standard antidilution adjustments.

 Series A-1 Preferred Stock

On March 27, 2024, the Company entered into an Amended and Restated Securities Purchase Agreement with the Patel Family covering the issuance of 600 shares of Series A-1 Preferred Stock for a gross purchase price of $6,000,000. The terms of the Series A-1 Preferred Stock are identical to the Series A, except that the cumulative dividends are capped at 15% per annum, and the Series A-1 Issuance Price is defined as $10,000 per share. As of December 31, 2024, the investor had paid a non-refundable deposit of $3,000,000 towards the Series A-1 purchase price, and no shares of Series A-1 Preferred Stock were issued or outstanding.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On June 15, 2024, the Company and the Sponsor entered into the Preferred Stock Repurchase Agreement, pursuant to which the Company repurchased all outstanding Series B in exchange for the release of the Sponsor from its obligations related to the Assumed Liabilities, but no cash consideration. The repurchase was recorded as a deemed contribution from a related party and recorded to additional paid-in capital. As of June 30, 2024, there were no shares of Series B outstanding, and on August 9, 2024, the Company filed a Certificate of Elimination to eliminate the Series B. Although the Company was not legally released by the creditors, the Company has made payments towards the Assumed Liabilities and approximately $2.6 million remains on the Company’s balance sheet at December 31, 2024.

 Series C Preferred Stock

On August 21, 2024, the Company entered into a securities purchase agreement (the “Series C Agreement”) with an investor, pursuant to which the Patel Family purchased 600 shares of Series C Preferred Stock (the “Series C”) of the Company at a price of $10,000 per share (the “Series C Original Issue Price”), for gross proceeds of $6,000,000.

The Series C is subject to a call right providing the Company the right to call the stock at any time after the fifth anniversary of the date of issuance. The Company also agreed that so long as the Series C is outstanding, the Company will not, without the written consent of the holders of 50.1% of the Series C, amend, alter, or repeal any provision of the Company’s certificate of incorporation or bylaws in a manner adverse to the Series C. Assessed under accounting guidance within ASC 480 and ASC 815, as the Series C is unregistered and without mandatory redemption features, the Series C is classified within equity at issued face value as of December 31, 2024.

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

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Public Warrants

The public warrants have an exercise price of $11.50 per share, became exercisable on March 15, 2024, and will expire at 5:00 p.m., New York City time, on February 14, 2029, or earlier upon redemption or liquidation. Warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement covering the shares of the Company’s common stock issuable upon exercise of the warrants, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended, or another exception. The Company may redeem the public warrants if the Company’s common stock equals or exceeds $18.00 per share for 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the holders of public warrants. As of December 31, 2024, there are 17,386,580 public warrants outstanding.

 Private Placement Warrants

Each private placement warrant is identical to the public warrants, except that the private placement warrants, so long as they are held by the initial purchasers or their permitted transferees, (i) will not be redeemable by the Company and (ii) may be exercised by the holders on a cashless basis. As of December 31, 2024, there are 588,398 private placement warrants outstanding.

See Note 3 for additional information on the Company’s warrant accounting policy.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. NET LOSS PER SHARE

The below table is a reconciliation of net loss to net loss attributable to common stockholders.

	Year ended
	December 31,
	2024	2023
Net loss	$(13,727,380)	$(60,477,680)
Series A cumulative preferred stock dividend	(76,712)	—
Series B stock repurchase	3,613,000	—
Series C cumulative preferred stock dividend	(82,603)	—
Net loss attributable to common stockholders	$(10,273,695)	$(60,477,680)

The Company excluded the following potential shares from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	December 31,
	2024	2023
Outstanding RSUs (a)	8,623,225	10,900,128
Restricted Stock	19,348,954	—
Warrants	17,974,978	—
Convertible promissory notes (b)	—	891,298
Earnout Shares	24,500,000	—
Total	70,447,157	11,791,426

(a)	As of December 31, 2024 there were an additional 1,373,221 RSUs that had vested but had not been legally settled into common stock and therefore were included in the basic net income per share. See Note 11 for additional information.
(b)	The numbers of shares were determined based on the conversion upon maturity provisions in the convertible promissory note agreements, dividing the conversion amount (principal plus accrued interest) by three times the estimated fair value of the Company’s common stock derived from the Company’s most recently completed convertible promissory notes valuation as of the balance sheet date.

The above table excludes any potentially anti-dilutive shares as a result of the $14 million Purchase Option and the Additional Amount Purchase Option (see Note 8). These are excluded as the number of shares issuable cannot be determined until the conditions for issuance are met and the share prices are known upon exercise.

NOTE 14. INCOME TAXES

Due to the Company’s net losses for 2024 and 2023, as well as the full valuation allowance on its net deferred tax assets as discussed below, the Company did not record any income tax expense or benefit for the years ended December 31, 2024 and 2023.

A reconciliation of income tax benefit at the federal statutory income tax rate to the income tax expense at the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal benefit at statutory rate	21.0%	21.0%
Convertible note interest	—	(0.4)
Permanent differences	29.2	(17.4)
State taxes, net of federal benefit	12.3	2.2
Change in valuation allowance	(66.5)	(5.4)
Stock based compensation	4.6	—
Other	(0.6)	—
Tax credits	—	0.1
Income Tax Expense	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of net deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following items comprise the Company’s net deferred tax assets and liabilities as of December 31, 2024 and December 31, 2023:

	December 31,
	2024	2023
Deferred tax assets
Net operating loss	$6,808,826	$3,755,008
Accrued expenses and other	385,801	42,330
Lease liability	61,380	127,427
Stock-based compensation	6,110,942	718,425
Fixed assets	33,834	—
Other	30,823	—
Capitalized research and development expenditures	2,944,801	2,589,105
Research and development credits	234,478	317,455
Total deferred tax assets	16,610,885	7,549,750
Valuation allowance	(16,551,169)	(7,426,952)
Deferred tax assets	59,716	122,798
Deferred tax liabilities:
Right of use asset	(59,716)	(122,798)
Total deferred tax liabilities	(59,716)	(122,798)
Net deferred tax assets	$—	$—

The Company continually evaluates the likelihood of the realization of deferred tax assets and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectation of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

As of December 31, 2024, based on the Company’s history of earnings and its assessment of future earnings, management believes that it is more likely than not that future taxable income will not be sufficient to realize the deferred tax assets. Therefore, a valuation allowance has been applied to deferred tax assets.

As of the year ended December 31, 2024, the Company has federal and state net operating loss carryforwards of approximately $25.6 million and $27.8 million, respectively.

Federal net operating loss (“NOL”) carryforwards in the amount of $25.6 million have an indefinite life. Federal NOL carryforwards generated after tax year 2017 are subject to an 80% limitation on taxable income, do not expire and will carryforward indefinitely.

State net operating loss carryforwards in the amount of $27.8 million begin expiring in 2040.

The utilization of the Company’s net operating losses may be subject to a U.S. federal limitation due to the “change in ownership provisions” under Section 382 of the Internal Revenue Code and other similar limitations in various state jurisdictions. Such limitations may result in a reduction of the amount of net operating loss carryforwards in future years and possibly the expiration of certain net operating loss carryforwards before their utilization.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examinations by federal, state and local jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from 2021 to the present in the United States. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state and local tax authorities to the extent utilized in a future period.

As required by the uncertain tax position guidance in ASC No. 740, Income Tax, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance in ASC No. 740 to all tax positions for which the statute of limitations remained open. Any estimates of tax contingencies contain assumptions and judgments about potential actions by taxing jurisdictions. Any interest and penalties related to uncertain tax positions would be included as part of the income tax provision.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of changes in the valuation allowance for net deferred tax assets during the year ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Valuation allowance	$7,426,952	$4,175,241
Increases recorded to income tax provision	9,124,217	3,251,711
Valuation allowance	$16,551,169	$7,426,952

The Company applies the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. There were no material uncertain tax positions as of December 31, 2024.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense when in a taxable income position. As of December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.

NOTE 15. RELATED PARTY TRANSACTIONS

Transactions with Sponsor

Pursuant to the Merger Agreement, the Company incurred $2,000,000 in fees to the Sponsor for advisory services (the “Sponsor Advisory Service Fee”). In connection with the Merger and thereafter, the Company and Sponsor agreed that $250,000 of the Sponsor Advisory Service Fee is payable in cash, $250,000 would be offset against amounts due from the Sponsor, and the remainder of the Sponsor Advisory Service Fee was paid with the issuance of 150,000 shares of the Company’s common stock at Closing. The Sponsor Advisory Service Fee payable in cash is presented on the consolidated balance sheets under the line item “Due to related party.”

As of December 31, 2024, the Sponsor owes the Company $158,819 to cover working capital expenses, which is presented on the consolidated balance sheets under the line item “Due from related party.”

See Note 12 for additional information on the Series B issued to the Sponsor.

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

Loan Agreement

See Note 8 for additional information on the Loan Agreement with the Patel Family, which provides for an unsecured line of credit facility for term loans of up to an initial amount of $36,000,000 in the aggregate. As of December 31, 2024, the facility has remaining available capacity of $30,000,000.

Preferred Stock

See Note 12 for additional information on the Series A, Series A-1, and Series C Preferred Stock, which were purchased by the Patel Family.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consulting Agreement

In December 2024, the Company contracted with Dr. Manmohan Patel of The Patel Family LLP to provide advisory services to the Company in support of the Company’s manufacturing development, including but not limited to identifying and developing real estate, establishing quality management processes, attracting and hiring an executive to lead operations, providing medical advice, and addressing government affairs and regulatory matters. In exchange for his consultation services, Dr. Patel was granted 6,000,000 RSUs, of which 2,000,000 immediately vested, and 2,000,000 RSUs vested in both January 2025 and February 2025.

NOTE 16. SEGMENT REPORTING

The Company operates in one operating segment, and therefore one reportable segment, and is focused on the global discovery, development and commercialization of proprietary therapeutics. The Company’s business activities are managed on a consolidated basis through the development and potential commercialization of pharmaceutical products, which are aimed at the global market in the event that products are successful in receiving regulatory approvals. Our determination that we operate as a single operating segment is consistent with the financial information regularly reviewed by the chief operating decision maker for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. Our chief operating decision maker is the Chief Executive Officer.

The accounting policies for our single operating segment are the same as those described in the summary of significant accounting policies. Our single operating segment incurs expenses from the development of TVGN 489, which is developed by our research and development department, designed to target various disease indications. The Company has not yet generated revenue in its operating history.

For the segment, the chief operating decision maker uses net loss, which is reported on the consolidated statements of operations as consolidated net income (loss), to allocate resources (including employees, property, and financial resources), predominantly during the annual budget and forecasting process. The chief operating decision maker also uses consolidated net loss, along with non-financial inputs and qualitative information, to evaluate our performance, establish compensation, monitor budget versus actual results, and decide the level of investment in our various research activities. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

NOTE 17. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions for potential recognition or disclosure from the balance sheet date through April 2, 2025, the issuance date of these the consolidated financial statements, and has not identified any additional items requiring disclosure except as noted below.

In January 2025, the Company executed an agreement with KRHP to receive a grant for $2,000,000. KRHP is affiliated with the Patel Family. The grant is specified for use toward the Company’s ongoing operational expenses, may not be used for repayment of existing debt obligations, and does not include any requirement to repay the investor or to issue equity in response. Cash payment was received by the Company in January 2025.

In February 2025, the Company executed a draw on the Loan Agreement for an additional $1,000,000 to be utilized for operational expenses. An additional draw of $1,000,000 was completed in March 2025. As of the date of filing, the facility has a remaining capacity of $26,000,000 and remains effective for the next 26 months.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tevogen Bio Holdings Inc.

Date: April 2, 2025	By:	/s/ Ryan Saadi
Ryan Saadi
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Ryan Saadi	April 2, 2025	Chief Executive Officer and Chairperson of the Board of Directors
Ryan Saadi		(Principal Executive Officer)

/s/ Kirti Desai	April 2, 2025	Chief Financial Officer
Kirti Desai		(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey Feike	April 2, 2025	Director
Jeffrey Feike

/s/ Dr. Keow Lin Goh	April 2, 2025	Director
Dr. Keow Lin Goh

/s/ Dr. Curtis Patton	April 2, 2025	Director
Dr. Curtis Patton

/s/ Susan Podlogar	April 2, 2025	Director
Susan Podlogar

/s/ Victor Sordillo	April 2, 2025	Director
Victor Sordillo

98