Form 10-Q
period 2025-03-31
Tevogen Bio Holdings Inc.
filed 2025-05-14
CIK 1860871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

(877) 838-6436

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TVGN	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock for $11.50 per share	TVGNW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of May 13, 2025, there were 183,893,433 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Tevogen Bio Holdings Inc.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash	$1,974,932	$1,282,995
Prepaid expenses and other assets	944,056	919,088
Due from related party	158,819	158,819
Total current assets	3,077,807	2,360,902

Property and equipment, net	255,889	296,442
Right-of-use assets - operating leases	163,641	228,490
Other assets	575,841	575,841
Total assets	$4,073,178	$3,461,675

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$4,664,746	$5,200,245
Accrued expenses and other liabilities	1,983,354	1,712,396
Operating lease liabilities	170,851	229,063
Notes payable	1,651,000	1,651,000
Due to related party	250,000	250,000
Total current liabilities	8,719,951	9,042,704

Loan agreement	3,000,000	1,000,000
Operating lease liabilities	—	5,796
Derivative warrant liabilities	73,323	87,180
Total liabilities	11,793,274	10,135,680

Stockholders’ deficit
Series A Preferred Stock, $0.0001 par value; 2,000 shares authorized; 500 shares issued and outstanding as of March 31, 2025 and December 31, 2024 (liquidation value of $2,076,712 at March 31, 2025)	2,799,990	2,799,990
Series C Preferred Stock, $0.0001 par value; 600 shares authorized; 600 shares issued and outstanding as of March 31, 2025 and December 31, 2024 (liquidation value of $6,082,603 at March 31, 2025)	6,000,000	6,000,000

Common stock, $0.0001 par value; 800,000,000 shares authorized; 183,893,433 and 177,991,365 shares issued and outstanding at March 31, 2025 and December 31, 2024	18,390	17,800
Additional paid-in capital	107,213,702	97,893,322
Accumulated deficit	(123,752,178)	(113,385,117)
Total stockholders’ deficit	(7,720,096)	(6,674,005)
Total liabilities and stockholders’ deficit	$4,073,178	$3,461,675

See accompanying notes to the unaudited consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2025	2024
Operating expenses:
Research and development	$3,195,068	$20,811,582
General and administrative	7,161,279	8,705,142
Total operating expenses	10,356,347	29,516,724
Loss from operations	(10,356,347)	(29,516,724)
Interest expense, net	(24,571)	(155,786)
Merger transaction costs	—	(7,499,353)
Change in fair value of warrants	13,857	(31,973)
Change in fair value of convertible promissory notes	—	48,468,678
Net income (loss)	$(10,367,061)	$11,264,842

Net income (loss) attributable to common stockholders, basic	$(10,504,185)	$10,506,866
Net loss attributable to common stockholders, diluted	$(10,504,185)	$(37,049,420)
Net income (loss) per share attributable to common stockholders, basic	$(0.07)	$0.08
Net loss per share attributable to common stockholders, diluted	$(0.07)	$(0.26)
Weighted average common stock outstanding, basic	161,407,123	137,333,802
Weighted-average common stock outstanding, diluted	161,407,123	142,387,651

See accompanying notes to the unaudited consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2025	500	$2,799,990	—	—	600	$6,000,000	177,991,365	$17,800	$97,893,322	$(113,385,117)	$(6,674,005)
Issuance of common stock in settlement of vested restricted stock units	—	—	—	—	—	—	5,902,068	590	(590)	—	—
Loan Agreement interest settled in stock	—	—	—	—	—	—	—	—	28,269	—	28,269
Capital contribution	—	—	—	—	—	—	—	—	2,000,000	—	2,000,000
Stock-based compensation	—	—	—	—	—	—	—	—	7,292,701	—	7,292,701
Net loss	—	—	—	—	—	—	—	—	—	(10,367,061)	(10,367,061)
Balance at March 31, 2025	500	$2,799,990	—	—	600	$6,000,000	183,893,433	$18,390	$107,213,702	$(123,752,178)	$(7,720,096)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2024	—	$—	—	—	—	$-	119,999,989	$12,000	$5,216,840	$(99,657,737)	$(94,428,897)
Issuance of Series A preferred stock	500	2,799,990	—	—	—	—	—	—	—	—	2,799,990
Nonrefundable prepaid proceeds towards anticipated Series A-1 preferred stock issuance	—	—	—	—	—	—	—	—	200,000	—	200,000
Issuance of Series B preferred stock	—	—	3,613	3,613,000	—	—	—	—	—	—	3,613,000
Conversion of convertible promissory notes into common stock in connection with merger	—	—	—	—	—	—	10,337,419	1,034	46,621,593	—	46,622,627
Merger, net of redemptions and transaction costs	—	—	—	—	—	—	14,778,056	1,478	(2,885,459)	—	(2,883,981)
Issuance of restricted common stock	—	—	—	—	—	—	19,348,954	1,935	(1,935)	—	—
Issuance of common stock for Sponsor advisory service fee	—	—	—	—	—	—	150,000	15	676,485	—	676,500
Stock-based compensation	—	—	—	—	—	—	—	—	26,333,249	—	26,333,249
Net income	—	—	—	—	—	—	—	—	—	11,264,842	11,264,842
Balance at March 31, 2024	500	$2,799,990	3,613	3,613,000	—	$—	164,614,418	$16,462	$76,160,773	$(88,392,895)	$(5,802,670)

See accompanying notes to the unaudited consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(10,367,061)	$11,264,842
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	40,553	40,552
Stock-based compensation expense	7,292,701	26,333,249
Non-cash interest expense	24,577	159,305
Merger transaction costs	—	7,099,353
Change in fair value of convertible promissory notes	—	(48,468,678)
Loss on Series A Preferred Stock issuance	—	799,990
Change in fair value of warrants	(13,857)	31,973
Amortization of right-of-use asset	64,849	57,751
Change in operating assets and liabilities:
Prepaid expenses and other assets	(24,968)	(250,119)
Other assets	—	(68,446)
Accounts payable	(535,499)	1,697,346
Accrued expenses and other liabilities	274,650	(800,742)
Operating lease liabilities	(64,008)	(60,201)
Net cash used in operating activities	(3,308,063)	(2,163,825)

Cash flows from investing activities:
Net cash used in investing activities	-	—

Cash flows from financing activities:
Cash acquired in connection with the reverse recapitalization	—	229,328
Proceeds from issuance of Series A Preferred Stock	—	2,000,000
Nonrefundable prepaid proceeds towards anticipated Series A-1 Preferred Stock Issuance	—	200,000
Proceeds from capital contribution	2,000,000	—
Proceeds from loan agreement	2,000,000	—
Net cash provided by financing activities	4,000,000	2,429,328
Net increase in cash	691,937	265,503
Cash – beginning of period	1,282,995	1,052,397
Cash – end of period	$1,974,932	$1,317,900
Supplementary disclosure of noncash investing and financing activities:
Conversion of convertible promissory notes into common stock in connection with Merger	—	46,622,627
Issuance of common stock for net liabilities upon reverse recapitalization, net of transaction costs	—	(3,113,309)

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

In connection with the closing of the Business Combination (the “Closing”), the then-outstanding shares of common stock of Tevogen Bio were converted into shares of the common stock of the Company at an exchange ratio of approximately 4.85 shares of Company common stock for each share of Tevogen Bio common stock (the “Exchange Ratio”). See Note 4 for more information on the Business Combination.

As discussed in Note 4, the Merger was accounted for as a reverse recapitalization under which the historical financial statements of the Company prior to the Merger are those of Tevogen Bio. All information related to the common stock of Tevogen Bio prior to the Closing and presented in the unaudited consolidated financial statements and notes thereto has been retroactively adjusted to reflect the Exchange Ratio.

Following the Merger, the former equity holders and holders of convertible promissory notes of Tevogen Bio held 91.0% of the outstanding shares of common stock of the Company and the former shareholders, creditors, and other contractual counterparties of Semper Paratus held 9.0% of the Company.

NOTE 2. DEVELOPMENT-STAGE RISKS AND LIQUIDITY

The Company has generally incurred losses and negative cash flows from operations since inception. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development. Management believes that cash of $1,974,932 as of March 31, 2025, the amounts available under the Loan Agreement entered into in June 2024 (as defined in Note 7), and the commitment for an $8,000,000 grant from KRHP LLC, a New Jersey limited liability company (“KRHP”), will allow the Company to have adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these unaudited consolidated financial statements. The Company received a capital contribution in the form of a grant of $2,000,000 from KRHP in January 2025 and drew $1,000,000 in each of February 2025 and in March 2025 under the Loan Agreement. The initial $2,000,000 in grant funding may not be used for the payment of a pre-existing pledge or other financial obligation and does not include any requirement to repay KRHP or to issue equity in consideration of the funding. KRHP has committed to provide an additional $8,000,000 of grant funding to the Company to be used towards the Company’s ongoing operational expenses. The grant funding will be used to satisfy the Company’s obligations as they come due through March 31, 2026. The grant funding will be accounted for as a capital contribution and the proceeds recorded to additional paid-in capital. The Company does not plan to initiate a clinical trial until additional funding is received.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies in Note 3 to the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC on April 2, 2025 have not materially changed, except as reflected in the following:

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). In the opinion of management, all adjustments considered necessary for a fair statement of the financial position and results of operations of the Company have been included.

Segment Reporting

Operating segments are defined as components of an entity for which discrete financial information is both available and regularly reviewed by its chief operating decision maker or decision-making group. The Company views its operations and manages its business in one segment. As part of new requirements under ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), the Company has included enhanced footnotes within its quarterly reporting—see Note 11.

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

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Balance at January 1, 2024	$94,932,000
Accrued interest expense	159,305
Change in fair value	(48,468,678)
Derecognition upon conversion of convertible promissory notes	(46,622,627)
Balance at March 31, 2024	$—

There were no transfers between levels during the three months ended March 31, 2025 and 2024.

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

The Company recorded an unrealized gain on fair value of derivative warrant liabilities of $13,857 during the first quarter of 2025 and an unrealized loss of $31,973 during the first quarter of 2024. The change in value during these periods was largely attributable to changes in the price of the underlying common stock and risk-free rates. During the fiscal year ended December 31, 2024, the Company acquired private warrants in connection with the Closing and issued written call options in connection with the Loan Agreement. The fair value of the written call options decreased to $0 between their issuance and December 31, 2024, and remained at $0 during the first quarter 2025. Accordingly, the written call options are not included in the tables below. Such fair value measurements are Level 3 inputs. The following table provides a roll-forward of the aggregate fair values of the warrants.

Derivative warrant liabilities
Balance at January 1, 2024	$—
Initial fair value at issuance	29,000
Change in fair value	31,973
Balance at March 31, 2024	$60,973

Balance at January 1, 2025	$87,180
Initial fair value at issuance	—
Change in fair value	(13,857)
Balance at March 31, 2025	$73,323

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities	3	$—	$—	$73,323

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s nonrecurring fair value measurements consist of Series A Preferred Stock. Such fair value measurements are Level 3 inputs. The Company determined the fair value of Series A Preferred Stock using a Monte Carlo Simulation (“MCS”). Key inputs utilized in the MCS to estimate fair value of Series A Preferred Stock included a range of volatility between 75% to 85%, a holding period to a deemed liquidation event, as defined in the Series A Preferred Stock agreement, ranging from 0.5 to 10.0 years, and a risk-free interest rate between 4.3% and 5.3%. The difference between the cash received of $2,000,000 upon issuance of the Series A Preferred Stock and its estimated fair value was recognized as general and administrative expense on the unaudited consolidated statements of operations during the three months ended March 31, 2024.

The Company used a MCS valuation methodology to determine the fair value of the freestanding $14,000,000 purchase option and remaining embedded $27,000,000 purchase option associated with the Loan Agreement as of March 31, 2025. The MCS methodology simulates the Company’s future stock price to estimate if and when the Trailing VWAP (as defined below) will reach $10.00 per share, and discounts the resulting payoff back to each valuation date using a present value factor. Significant assumptions used in determining the fair value of these options include volatility of 78.0% and discount rate of 3.9%. At March 31, 2025, the MCS produced a fair value of $0 relating to these freestanding and embedded options.

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted-average common stock outstanding during the period. The Company determined that each outstanding share of preferred stock and restricted common stock would participate in earnings available to common stockholders but would not participate in losses. The Company computes diluted net income (loss) per share by dividing the net income (loss) by the sum of the weighted average number of common stock outstanding during the period, plus the potential dilutive effects, if any, of potentially dilutive securities. Given the Company’s net loss, basic and diluted net loss per share for the period ended March 31, 2025 are the same.

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, which enhances reportable segment disclosures by requiring disclosures such as significant segment expenses. The main provisions of this update require companies to disclose, on an annual and interim basis, significant segment expenses, segment profit and loss, and other segments items that are regularly provided to the chief operating decision maker (“CODM”). This update also requires companies to disclose the title and position of the CODM and to explain how the CODM uses the reported segment measures in assessing segment performance and deciding how to allocate resources. The update also requires companies with a single reportable segment to provide all required segment reporting disclosures. This new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard on January 1, 2024 for annual reporting and interim periods beginning in 2025.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which modifies the disclosure requirements for income taxes. This update requires disclosure of tabular statutory to effective rate reconciliation in both percentages and dollars, additional disaggregated rate reconciliation categories and disaggregation of both income taxes paid and income tax expense by jurisdiction. This guidance is effective for annual periods beginning after December 15, 2024. We expect this update to only impact our disclosures with no impact to our results of operations, cash flows and financial condition.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, (Subtopic 220-40) (“ASU 2024-03”), which was clarified in January 2025 with ASU 2025-01 (collectively, “ASU 2025-01 and 2024-03”). ASU 2025-01 and 2024-03 improves disclosures regarding the types of expenses included in commonly presented expense captions, including disaggregating the amounts of employee compensation, depreciation and amortization included within each income statement expense caption. This standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of the standard on its unaudited consolidated financial statements and disclosures.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. BUSINESS COMBINATION

On the Closing Date, the Company completed the Business Combination described in Note 1. The Merger was accounted for as a reverse recapitalization under GAAP because Tevogen Bio was determined to be the accounting acquirer based upon the terms of the Merger and other factors, including that following the Merger, former Tevogen Bio (i) equity holders and holders of convertible promissory notes owned approximately 91.0% of the Company, (ii) directors constituted the majority (six of seven) of the directors of the Company, and (iii) management held all key positions of management of the Company. Accordingly, the Merger was treated as the equivalent of Tevogen Bio issuing stock to acquire the net assets of Semper Paratus. As a result of the Merger, the net liabilities of Semper Paratus were recorded at their acquisition-date fair value in the unaudited consolidated financial statements and the reported operating results prior to the Merger are those of Tevogen Bio. Immediately after the Merger, there were 164,614,418 shares of the Company’s common stock outstanding.

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

In connection with the Merger, the Company issued Series B Preferred Stock to the Sponsor in return for the Sponsor assuming $3,613,000 of liabilities and obligations (“Assumed Liabilities”) of Semper Paratus and Tevogen Bio. The issuance date fair value of the Series B Preferred Stock was recorded to Merger transaction costs within the unaudited consolidated statements of operations. All of the issued Series B Preferred Stock was repurchased by the Company during the three months ended June 30, 2024 in exchange for the Sponsor being released from their obligation to repay the Assumed Liabilities. See Note 9 for additional information.

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

NOTE 6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	March 31,	December, 31
	2025	2024
Professional services	$1,519,767	$1,309,163
Other	463,587	403,233
Total	$1,983,354	$1,712,396

NOTE 7. DEBT

On February 14, 2024, in connection with the consummation of the Business Combination, previously issued promissory notes and accrued interest were automatically converted into an aggregate of 10,337,419 shares of common stock. These debt obligations were retired upon conversion.

Loan Agreement

In June 2024, the Company entered into a Loan Agreement (the “Loan Agreement”) with The Patel Family, LLP (the “Patel Family”), a related party of the Company, providing for an unsecured line of credit facility (the “Facility”) for term loans of up to an initial total of $36,000,000. Under the Facility, the Company may draw up to $1,000,000 in term loans per calendar month over a draw period of 36 months. Each term loan draw will have a maturity date of 48 months and will accrue interest at the lower of (i) daily SOFR plus 2.00% and (ii) 7.00%. Interest accrues quarterly and is payable on the three-month anniversary of the draw date. Interest is payable in shares of common stock at an effective price of $1.50 per share. Interest payable through December 31, 2024 relating to the first two draws on the Facility were settled in February 2025 through issuance of 18,847 shares of common stock. Principal may be prepaid at any time without penalty, and repayments or prepayments may be made in cash or common stock at the Company’s election. Payments of principal in common stock would be made at an effective price of the greater of $1.50 per share and the ten-day trailing volume weighted average price per share of the common stock (the “Trailing VWAP”) as of the trading day prior to payment. As an inducement to enter into the Loan Agreement, the Company issued 1,000,000 shares of common stock to the Patel Family during June 2024. As of December 31, 2024, the Company had drawn $1,000,000 from the Facility, with maturity dates in July and August 2028. The Company drew an additional $1,000,000 in each of February and March 2025, with maturity dates in February and March 2029, respectively. As of March 31, 2025, $27,000,000 remained available for future financing over the remaining 27 months of the draw period.

The Loan Agreement includes a purchase option whereby the Patel Family has the option to purchase up to $14,000,000 of shares of common stock at a purchase price equal to 70% of the Trailing VWAP per share (the “$14 million Purchase Option”). The $14 million Purchase Option only becomes exercisable once Trailing VWAP reaches $10.00 per share. The $14 million Purchase Option was determined to be a freestanding derivative liability under ASC 815 and is carried at fair value, with changes in fair value recorded to change in fair value of written call option derivatives liabilities within the unaudited consolidated statements of operations and unaudited consolidated statements of cash flows.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Loan Agreement also includes a purchase option (the “Additional Amount Purchase Option”) that is identical to the $14 million Purchase Option, except that the option is exercisable for an amount up to the then-remaining undrawn term loan amount under the Loan Agreement at the time Trailing VWAP reaches $10.00 per share. The Additional Amount Purchase Option was determined to be an embedded derivative within the written loan commitment that requires bifurcation under ASC 815, and thus is carried at fair value with changes in fair value recorded to change in fair value of written call option derivatives liabilities within the unaudited consolidated statements of operations and unaudited consolidated statements of cash flows.

The $14 million Purchase Option and the Additional Amount Purchase Option are recorded to written call option derivative liabilities within the unaudited consolidated balance sheet and have a fair value of $0 at March 31, 2025 and December 31, 2024.

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

Notes Payable

As a result of the Merger, the Company assumed notes payable held by Polar Multi-Strategy Master Fund (“Polar”) for which the proceeds were to be used for working capital purposes by Semper Paratus with an outstanding balance of $1,651,000 on the Closing Date and which remain outstanding at March 31, 2025. The notes payable do not accrue interest. The outstanding balance of the notes was required to be repaid in full within five business days of the Merger, and the Company is therefore in default of its obligations at March 31, 2025. The notes’ default provisions do not require the Company to transfer any shares or pay any amounts to Polar.

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

In addition to covering the Rollover RSUs, under the 2024 Plan, the Company is authorized to grant awards up to an aggregate 40,000,000 shares of common stock. The 2024 Plan provides for the grant of options, stock appreciation rights, restricted common stock (“Restricted Stock”), RSUs, and other equity-based awards. As of March 31, 2025, awards for 18,952,839 shares remained available to be granted under the 2024 Plan.

The Company has issued RSUs that are subject to either service-based vesting conditions or service-based and performance-based vesting conditions. Compensation expense for service-based RSUs is recognized on a straight-line basis over the vesting period of the award. Compensation expense for service-based and performance-based RSUs (“Performance-Based RSUs”) is recognized when the performance condition, which is based on a liquidity event condition being satisfied, is deemed probable of achievement.

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

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock and RSU activity was as follows:

	Service-Based Restricted Stock and RSUs
	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2025	26,690,254	$3.54
Granted	616,847	1.40
Vested	(5,577,847)	1.04
Forfeited	—	—
Nonvested as of March 31, 2025	21,729,254	$4.19

	Service-Based Restricted Stock and RSUs
	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2024	—	$—
Granted	19,348,954	4.51
Vested	—	—
Forfeited	—	—
Nonvested as of March 31, 2024	19,348,954	$4.51

	Performance-Based RSUs
	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2025	1,289,578	$3.70
Granted	—	—
Vested	(201,599)	3.42
Forfeited	—	—
Nonvested as of March 31, 2025	1,087,979	$3.76

	Performance-Based RSUs
	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2024	10,900,128	$2.97
Granted	—	—
Vested	(7,148,506)	2.85
Forfeited	—	—
Nonvested as of March 31, 2024	3,751,622	$3.19

There was $6,570,460 compensation cost related to shares of service-based Restricted Stock and service-based RSUs during the three months ended March 31, 2025. As of March 31, 2025, there were 8,217,475 service-based RSUs that had vested and been settled into shares of common stock. There was $79,897,635 of unrecognized compensation cost related to shares of service-based Restricted Stock and service-based RSUs as of March 31, 2025, which will be expensed over a weighted average period of 8.2 years. There was $722,240 compensation cost related to Performance-Based RSUs during the three months ended March 31, 2025. As of March 31, 2025, there were 9,610,540 Performance-Based RSUs that had vested and been settled into shares of common stock and 209,262 shares that will be issued subsequent to March 31, 2025. There was $2,262,669 of unrecognized compensation cost related to Performance-Based RSUs as of March 31, 2025, which will be expensed over a weighted average period of 1.1 years.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded stock-based compensation expense in the following expense categories in the accompanying unaudited consolidated statements of operations:

	Three months ended
	March 31,
	2025	2024
Research and development	$1,826,348	$19,735,896
General and administrative	5,466,353	6,597,353
Total	$7,292,701	$26,333,249

NOTE 9. STOCKHOLDERS’ DEFICIT

Common Stock

As of February 15, 2024, the Company’s common stock and warrants began trading on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “TVGN” and “TVGNW,” respectively.

As of March 31, 2025, the Company had 183,893,433 shares of common stock issued and outstanding. For accounting purposes related to earnings per share, only shares that are fully vested are considered issued and outstanding.

Below is a reconciliation of shares of common stock issued and outstanding:

March 31,
2025
Total shares of common stock issued and outstanding	183,893,433
Plus: shares to be issued:
Vested RSUs not yet legally settled into common stock (a)	209,262
Less: Shares subject to future vesting:
Issuance of restricted common stock subject to forfeiture (b)	(19,348,954)
Total shares, net	164,753,741

(a)	As of March 31, 2025, there were RSUs that had vested but had not been legally settled into common stock. See Note 8 for additional information.

(b)	Dr. Saadi will automatically forfeit all unvested Restricted Stock granted pursuant to the Special RSU Award in the event he departs the Company. See Note 8 for additional information on the Special RSU Award.

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

Series A Preferred Stock

In March 2024, the Company authorized and issued 2,000 and 500 shares, respectively, of Series A Preferred Stock (the “Series A”) to the Patel Family at a price of $4,000 per share (the “Series A Original Issue Price”), for gross proceeds of $2,000,000. The Company recorded an expense of $799,990 in its unaudited consolidated statements of operations related to issuance of the Series A equal to the fair value of the Series A when issued of $5,600 per share less the purchase price of $4,000 per share.

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

Series A-1 Preferred Stock

On March 27, 2024, the Company entered into an Amended and Restated Securities Purchase Agreement with the Patel Family covering the issuance of 600 shares of Series A-1 Preferred Stock for a gross purchase price of $6,000,000. The terms of the Series A-1 Preferred Stock are identical to the Series A, except that the cumulative dividends are capped at 15% per annum, and the Series A-1 Issuance Price is defined as $10,000 per share. As of March 31, 2025, the Patel Family had paid a non-refundable deposit of $3,000,000 towards the Series A-1 purchase price, and no shares of Series A-1 Preferred Stock were issued or outstanding.

Series B Preferred Stock

In connection with the Closing, the Company entered into an agreement to issue shares of Series B to the Sponsor in return for the Sponsor assuming certain liabilities and obligations of Semper Paratus and Tevogen Bio. In March 2024, 3,613 shares of Series B were issued in return for the assumption of the Assumed Liabilities. The issuance date fair value of the Series B was determined to be $3,613,000 and was recorded within Merger transaction costs in the unaudited consolidated statements of operations. The Series B was classified as permanent equity.

On June 15, 2024, the Company and the Sponsor entered into the Preferred Stock Repurchase Agreement, pursuant to which the Company repurchased all outstanding Series B in exchange for the release of the Sponsor from its obligations related to the Assumed Liabilities, but no cash consideration. The repurchase was recorded as a deemed contribution from a related party and recorded to additional paid-in capital. As of June 30, 2024, there were no shares of Series B outstanding, and on August 9, 2024, the Company filed a Certificate of Elimination to eliminate the Series B. Although the Company was not legally released by the creditors, the Company has made payments towards the Assumed Liabilities and approximately $2.6 million remains on the Company’s balance sheet at March 31, 2025.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Series C Preferred Stock

On August 21, 2024, the Company entered into a securities purchase agreement (the “Series C Agreement”) with the Patel Family, pursuant to which the Patel Family purchased 600 shares of Series C Preferred Stock (the “Series C”) of the Company at a price of $10,000 per share (the “Series C Original Issue Price”), for gross proceeds of $6,000,000.

The Series C is subject to a call right providing the Company the right to call the stock at any time after the fifth anniversary of the date of issuance. The Company also agreed that so long as the Series C is outstanding, the Company will not, without the written consent of the holders of 50.1% of the Series C, amend, alter, or repeal any provision of the Company’s certificate of incorporation or bylaws in a manner adverse to the Series C. Assessed under accounting guidance within ASC 480 and ASC 815, as the Series C is unregistered and without mandatory redemption features, the Series C is classified within equity at issued face value as of March 31, 2025.

Dividends

The Series C carries an annual 7.5% cumulative dividend, compounded annually, beginning on the later of (1) September 30, 2024 and (2) the date on which the Patel Family has paid the entirety of the purchase price under the Series C Agreement and ending on the last business day of the calendar quarter ending September 30, 2034 (the “Series C Accruing Dividends”). Dividends will be payable in shares of Series C or, at the election of the Company, in cash.

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

Redemption

The holders of Series C are not entitled to redeem their shares outside of the liquidation of the Company or the occurrence of a deemed liquidation event. The Company is entitled to redeem the Series C at a price equal to the Series C Original Issue Price plus any Series C Accruing Dividends accrued but unpaid thereon, subject to the conversion right described below.

Conversion

The shares of Series C are convertible at the election of the holder into shares of common stock at a conversion price equal to the volume-weighted average price of the common stock for the 30 trading days immediately prior to the exercise of the holder’s conversion option, subject to a floor price of $0.6172.

Warrants

Upon the Closing, 17,975,000 warrants initially issued by Semper Paratus in November 2021, comprising 17,250,000 public warrants sold in the IPO and 725,000 warrants issued in a concurrent private placement, were assumed.

Public Warrants

The public warrants have an exercise price of $11.50 per share, became exercisable on March 15, 2024, and will expire at 5:00 p.m., New York City time, on February 14, 2029, or earlier upon redemption or liquidation. Warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement covering the shares of the Company’s common stock issuable upon exercise of the warrants, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended, or another exception. The Company may redeem the public warrants if the Company’s common stock equals or exceeds $18.00 per share for 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the holders of public warrants. As of March 31, 2025, there are 17,386,580 public warrants outstanding.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Private Placement Warrants

Each private placement warrant is identical to the public warrants, except that the private placement warrants, so long as they are held by the initial purchasers or their permitted transferees, (i) will not be redeemable by the Company and (ii) may be exercised by the holders on a cashless basis. As of March 31, 2025, there are 588,398 private placement warrants outstanding.

See Note 3 for additional information on the Company’s warrant accounting policy.

NOTE 10. RELATED PARTY TRANSACTIONS

Transactions with Sponsor

Pursuant to the Merger Agreement, the Company incurred $2,000,000 in fees to the Sponsor for advisory services (the “Sponsor Advisory Service Fee”). In connection with the Merger and thereafter, the Company and Sponsor agreed that $250,000 of the Sponsor Advisory Service Fee is payable in cash, $250,000 would be offset against amounts due from the Sponsor, and the remainder of the Sponsor Advisory Service Fee was paid with the issuance of 150,000 shares of the Company’s common stock at Closing. The Sponsor Advisory Service Fee payable in cash is presented on the unaudited consolidated balance sheets under the line item “Due to related party.”

As of March 31, 2025, the Sponsor owes the Company $158,819 to cover working capital expenses, which is presented on the unaudited consolidated balance sheets under the line item “Due from related party.”

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

Loan Agreement

See Note 7 for additional information on the Loan Agreement with the Patel Family, which provides for an unsecured line of credit facility for term loans of up to an initial amount of $36,000,000 in the aggregate. As of March 31, 2025, the facility has remaining available capacity of $27,000,000.

Preferred Stock

See Note 9 for additional information on the Series A, Series A-1, and Series C Preferred Stock, which were purchased by the Patel Family.

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

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SEGMENT REPORTING

The Company operates in one operating segment, and therefore one reportable segment, and is focused on the global discovery, development and commercialization of proprietary therapeutics. The Company’s business activities are managed on a consolidated basis through the development and potential commercialization of pharmaceutical products, which are aimed at the global market in the event that products are successful in receiving regulatory approvals. The Company’s determination that it operates as a single operating segment is consistent with the financial information regularly reviewed by the chief operating decision maker for purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. The Company’s chief operating decision maker is the Chief Executive Officer.

The accounting policies for the Company’s single operating segment are the same as those described in the summary of significant accounting policies. The Company’s single operating segment incurs expenses from the development of TVGN 489, which is developed by the Company’s research and development department, designed to target various disease indications. The Company has not yet generated revenue in its operating history.

For the segment, the chief operating decision maker uses net loss, which is reported on the unaudited consolidated statements of operations as consolidated net income (loss), to allocate resources (including employees, property, and financial resources), predominantly during the annual budget and forecasting process. The chief operating decision maker also uses consolidated net loss, along with non-financial inputs and qualitative information, to evaluate the Company’s performance, establish compensation, monitor budget versus actual results, and decide the level of investment in the Company’s various research activities. The measure of segment assets is reported on the unaudited consolidated balance sheet as total consolidated assets.

NOTE 12. NET INCOME (LOSS) PER SHARE

The below table is a reconciliation of net loss attributable to common stockholders. Given the Company’s net loss, basic and diluted net loss per share for the period ended March 31, 2025 are the same.

March 31
2025
Net (loss) income	$(10,367,061)
Series A cumulative preferred stock dividend	(24,932)
Series C cumulative preferred stock dividend	(112,192)
Net loss attributable to common stockholders	$(10,504,185)

March 31
2024
Net (loss) income	$11,264,842
Series A cumulative preferred stock dividend	(1,370)
Series C cumulative preferred stock dividend	-
Undistributed earnings allocated to participating securities	(756,606)
Net loss attributable to common stockholders	10,506,866

Net income (loss)	$11,264,842
Series A cumulative preferred stock dividend	(1,370)
Convertible promissory note interest	155,786
Convertible promissory note change in fair value	(48,468,678)
Net loss attributable to common stockholders, diluted	$(37,049,420)

Weighted average common stock outstanding, basic	137,333,802
Net income (loss) per share attributable to common stockholders, basic	$0.08
Weighted average common stock outstanding, basic	137,333,802
Effect of potentially dilutive convertible promissory notes	5,053,849
Total potentially dilutive securities	5,053,849
Weighted average common stock outstanding, diluted	142,387,651
Net loss per share attributable to common stockholders – basic and diluted	$(0.26)

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company excluded the following potential shares from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	March 31,
	2025	2024
Outstanding restricted stock units (a)	3,468,279	3,751,622
Restricted Stock	19,348,954	19,348,954
Public warrants	17,386,580	17,250,000
Private warrants	588,398	725,000
Earnout Shares	24,500,000	24,500,000
Total	65,292,211	65,575,576

(a)	As of March 31, 2025 there were an additional 209,262 RSUs that had vested but had not been legally settled into common stock and therefore were included in the basic net income per share. See Note 8 for additional information.

The above table excludes any potentially anti-dilutive shares as a result of the $14 million Purchase Option and the Additional Amount Purchase Option (see Note 7). These are excluded as the number of shares issuable cannot be determined until the conditions for issuance are met and the share prices are known upon exercise.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions for potential recognition or disclosure from the balance sheet date through May 14, 2025, the issuance date of these the unaudited consolidated financial statements, and has not identified any additional items requiring disclosure except as noted below.

On April 17, 2025, the Company entered into a Master Services and Facilities Agreement (the “MSFA”) with CD 8 Technology Services LLC (“CD8”). The MSFA establishes the general terms and conditions under which CD8 would provide the Company with access to specialized manufacturing facilities, including clean rooms and laboratories, as well as related operational services, to support the production of the Company’s cell therapy products. The MSFA provides that the specific details of these facilities and services, including scope of work, costs, and timelines, will be set out in one or more individual project work orders. CD8 is associated with Dr. Manmohan Patel, who beneficially owns more than 5% of the Company’s common stock.

On April 29, 2025, the Company executed a draw on the Loan Agreement for an additional $0.5 million to be utilized for operational expenses. As of the date of filing, the facility has a remaining capacity of $25.0 million and remains available for use for the next 25 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q (this “Report”), “we,” “our,” “us,” “Tevogen,” “the Company” and similar terms refer to Tevogen Bio Holdings Inc. and its subsidiaries collectively unless the context indicates otherwise. All quarterly information in this Management’s Discussion and Analysis is unaudited. The following discussion and analysis of our results of operations and our liquidity and capital resources should be read together with our unaudited consolidated financial statements and the related notes appearing elsewhere in this Report and the audited financial information and related notes, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations and other disclosures, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”).

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

Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account information currently available to us and are not guarantees of future results. A number of important factors could cause actual results to differ materially from the results anticipated by these forward-looking statements, including without limitation risks and uncertainties related to:

●	the outcome of any legal proceedings that may be instituted against us related to the Business Combination;

●	changes in the markets in which we compete, including with respect to its competitive landscape, technology evolution, or regulatory changes;

●	changes in domestic and global general economic conditions;

●	our ability to execute our growth strategies or manage growth and expanding operations;

●	our ability to develop and maintain effective internal controls;

●	we may fail to achieve our commercialization and development plans and identify and realize additional opportunities, which may be affected by, among other things, competition and our ability to grow and manage growth economically and hire and retain key employees;

●	risks related to our ability to develop, license, or acquire new therapeutics;

●	our ability to raise capital, which may not be available on acceptable terms, as needed to fully achieve our business plan and meet our obligations on a timely basis;

●	the risk of regulatory lawsuits or proceedings relating to our business;

●	uncertainties inherent in the execution, cost, and completion of pre-clinical studies and clinical trials;

●	risks related to regulatory review and approval and commercial development;

●	risks associated with intellectual property protection;

●	increasing use of AI could lead to liability, violation of data security and privacy laws, or reputational damage;

●	computer systems may fail or suffer security breaches; and

●	our limited operating history.

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

In addition, through our Tevogen.AI artificial intelligence initiative, we are focused on harnessing the potential of AI to expedite drug development, optimize laboratory processes and clinical trials, unravel complex biological data, improve patient outcomes, and pass on related savings to patients.

On April 17, 2025, we entered into a Master Services and Facilities Agreement (the “MSFA”) with CD 8 Technology Services LLC (“CD8”). The MSFA establishes the general terms and conditions under which CD8 would provide us with access to specialized manufacturing facilities, including clean rooms and laboratories, as well as related operational services, to support the production of our cell therapy products. The MSFA provides that the specific details of these facilities and services, including scope of work, costs, and timelines, will be set out in one or more individual project work orders. CD8 is associated with Dr. Manmohan Patel, who beneficially owns more than 5% of our common stock, par value $0.0001 per share (the “Common Stock”).

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

We continue to build our intellectual property portfolio and seek to protect our proprietary position by, among other things, filing patent applications. Our patent estate includes patents and patent applications with claims relating to our product candidates, methods of use, and methods of preparing the product candidates. To date, our U.S. intellectual property portfolio includes three U.S. patents relating to TVGN 489 for the treatment of COVID-19, nine pending U.S. patent applications, including two patent applications relating to the treatment of COVID-19, six relating to the treatment of other viruses or cancer, and one related to artificial intelligence-driven T cell target identification and receptor engagement, as well as thirteen ex-U.S. patent applications, including applications in Australia, Canada, Europe, Japan, Qatar, the United Arab Emirates, and the Patent Cooperation Treaty directed at viral specific T cells, methods of treating and preventing viral infections, methods for developing CD3+CD+ cells against multiple viral epitopes for the treatment of viral infections, and systems for predicting immunologically active peptides with machine learning models, which have anticipated expiration dates through December 16, 2044.

In the United States, our three issued utility patents, all of which will expire on December 9, 2040, are U.S. Patent No. 11,191,827 covering methods of treating COVID-19 infection using COVID-19 peptide specific CTLs; U.S. Patent No. 11,207,401 covering COVID-19 peptide-specific CTLs; and U.S. Patent No. 11,219,684 covering methods of manufacturing COVID-19 peptide specific CTLs. A pending utility patent application in the United States directed at viral specific T cells and methods of treating and preventing viral infections has an anticipated expiration of December 9, 2041. In addition, we own a registered trademark protection for “Tevogen Bio” (and design), and have applied for registered trademark protection for “ExacTcell” and “Tevogen AI” with the United States Patent and Trademark Office.

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

On February 14, 2024 (the “Closing Date”), pursuant to the agreement and plan of merger dated June 28, 2023 (the “Merger Agreement”) by and among Semper Paratus, Semper Merger Sub, Inc., a wholly owned subsidiary of Semper Paratus (“Merger Sub”), SSVK Associates, LLC, Tevogen Bio Inc (n/k/a Tevogen Bio Inc.) (“Tevogen Bio”), and Dr. Ryan Saadi, in his capacity as seller representative, Merger Sub merged with and into Tevogen Bio, with Tevogen Bio being the surviving company and a wholly owned subsidiary of Semper Paratus (the “Merger,” and together with the other transactions contemplated by the Merger Agreement, the “Business Combination”), and Semper Paratus was renamed Tevogen Bio Holdings Inc. (the “Closing”). See Note 4 to our unaudited consolidated financial statements in this Report for additional information regarding the net assets acquired through the Merger. The Merger was accounted for as a reverse recapitalization under GAAP because the Company was determined to be the accounting acquirer.

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

To date, we have not generated any revenue. Our net loss and income, respectively, for the three months ended March 31, 2025 and 2024 was $10.4 million and $11.3 million. Net loss for the three months ended March 31, 2025 was primarily attributable to a $10.4 million loss from operations as a result of non-cash stock-based compensation expense. As of March 31, 2025, we had an accumulated deficit of $123.8 million and cash of $2.0 million.

On February 14, 2024, we entered into a securities purchase agreement with The Patel Family, LLP (the “Patel Family”) pursuant to which the Patel Family purchased 500 shares of our Series A Preferred Stock for an aggregate purchase price of $2.0 million. On March 27, 2024, we entered into an Amended and Restated Securities Purchase Agreement with the Patel Family pursuant to which we amended and restated the original agreement and the Patel Family agreed to purchase 600 shares of our Series A-1 Preferred Stock for an aggregate purchase price of $6.0 million, of which $3.0 million has been received through May 14, 2025.

As described in more detail in “—Liquidity and Capital Resources—Funding Requirements” below, on June 6, 2024, we entered into a Loan Agreement (the “Loan Agreement”) with the Patel Family providing for (i) an unsecured line of credit facility (the “Facility”), pursuant to which the Patel Family agreed to lend us up to an initial amount of $36.0 million (the “Maximum Loan Amount”) of term loans in $1.0 million increments on a monthly basis, over a draw period of thirty-six months, and (ii) a contingent option for the Patel Family to purchase at least $14.0 million of our Common Stock in a future private placement (the “Optional PIPE”). The Loan Agreement also contains a contingent option for the Patel Family to purchase at least $14.0 million of our Common Stock, plus up to the then-remaining available amount under the Facility, in a future private placement if the ten-day trailing volume weighted average price per share of the Common Stock (the “Trailing VWAP”) reaches $10.00 per share. Pursuant to the terms of the Loan Agreement, we also issued to the Patel Family 1,000,000 shares of Common Stock as a commitment fee (the “Commitment Shares”), subject to forfeiture by the Patel Family of the Commitment Shares or an equal number of shares of Common Stock in the event the Patel Family fails to (i) make a deposit under the Facility when due or (ii) pay the purchase price for the Optional PIPE within 30 days after the Threshold Price Notice Date (as defined in the Loan Agreement) in the event we have satisfied all applicable closing conditions.

In addition, in January 2025, we received a grant of $2.0 million from KRHP LLC, a New Jersey limited liability company (“KRHP”), to further our development of off-the-shelf, genetically unmodified precision T cell therapeutics to treat infectious diseases and cancers. KRHP is affiliated with the Patel Family. KRHP also committed to provide an additional $8.0 million of grant funding to the Company to be used towards the Company’s ongoing operational expenses.

Based on cash on hand as of the date of this Report of approximately $2.0 million, the amounts available under our Loan Agreement, and $8.0 million of additional committed grant funding from KRHP, we have concluded that we have sufficient cash to fund our operations for at least the next 12 months from the issuance date of our unaudited consolidated financial statements.

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

Loss on Issuance of Commitment Shares

Our other expenses consist of losses on the issuance of the Commitment Shares for the period ended March 31, 2025 associated with the Loan Agreement. Since we intend to elect the fair value option for future draws under the Loan Agreement, we expense all issuance costs associated with the Loan Agreement, which are comprised of the fair value of the Commitment Shares as well as the issuance date fair value of the $14 million Purchase Option and Additional Amount Purchase Option. For more information about the Loan Agreement, see “—Liquidity and Capital Resources—Funding Requirements” below.

Income Tax Provision

Since inception, we have incurred significant net losses. As of March 31, 2025, we had net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of $25.6 million and $27.8 million, respectively. We have provided a valuation allowance against the full amount of our net deferred tax assets since, in the opinion of our management, based upon our historical and anticipated future losses, it is more likely than not that the benefits will not be realized.

Our utilization of our NOLs may be subject to a substantial annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, respectively, as well as similar state provisions.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

	Three months ended March 31,
	2025	2024
Operating expenses:
Research and development	$3,195,068	$20,811,582
General and administrative	7,161,279	8,705,142
Total operating expenses	10,356,347	29,516,724
Loss from operations	(10,356,347)	(29,516,724)
Interest expense, net	(24,571)	(155,786)
Merger transaction costs	—	(7,499,353)
Change in fair value of warrants	13,857	(31,973)
Change in fair value of convertible promissory notes	—	48,468,678
Net loss	$(10,367,061)	$11,264,842

Research and Development Expenses

We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the periods ended March 31, 2025 and 2024:

	Period ended March 31,
	2025	2024
Personnel costs	$759,396	$611,749
Stock-based compensation	1,826,348	19,735,896
Other clinical and pre-clinical development expenses	364,651	219,110
Facilities and other expenses	244,673	244,827
Total research and development expenses	$3,195,068	$20,811,582

Research and development expenses for the period ended March 31, 2025 were $3.2 million, as compared to $20.8 million for the period ended March 31, 2024. The decrease was primarily attributable to stock-based compensation expense recognized as part of the Closing.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Personnel costs	$330,763	$1,213,859
Stock-based compensation	5,466,353	6,597,353
Legal and professional fees	1,293,584	663,297
Facilities and other expenses	70,579	230,633
Total general and administrative expenses	$7,161,279	$8,705,142

General and administrative expenses for the period ended March 31, 2025 were $7.2 million, as compared to $8.7 million for the period ended March 31, 2024. The decrease was primarily attributable to decreases in stock-based compensation and personnel costs, partially offset by increases in legal and professional fees.

Interest Expense, Net

We recognized $24,577 and $159,305 in interest expense for the three months ended March 31, 2025 and 2024, respectively, which was attributable primarily to the outstanding balance on our Line of Credit facility and the outstanding principal balance associated with our convertible promissory notes that converted into Common Stock in connection with the Closing.

Merger Transaction Costs

Merger transaction costs in excess of cash received from the Business Combination of $7.5 million were recognized as period expenses for the three months ended March 31, 2024.

Change in Fair Value of Convertible Promissory Notes

There was no non-cash gain or loss recognized in the three months ended March 31, 2025 in relation to our convertible promissory notes. We recognized a non-cash gain of $48.5 million for the change in fair value of the convertible promissory notes for the three months ended March 31, 2024.

Loss on Issuance of Commitment Shares

We incurred losses on the issuance of Commitment Shares during the three months ended March 31, 2024, associated with the Loan Agreement.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2025 we had $2.0 million in cash, as compared to $1.3 million in cash as of December 31, 2024. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from the sale of convertible promissory notes and preferred stock, funds drawn on the Loan Agreement, and grant funding. Since January 2021, we have raised aggregate gross proceeds of $24.0 million from the sale of convertible promissory notes, $2.0 million from the sale of our Series A Preferred Stock, $3.0 million from deposits related to the future sale of our Series A-1 Preferred Stock, and $6.0 million from the sale of our Series C Preferred Stock. In June 2024, we entered into the Loan Agreement, which provided up to $36.0 million of term loans that can be drawn in $1.0 million increments each month over thirty-six months, as described below. As of March 31, 2025, we had drawn $3.0 million with a remaining $27.0 million available for future financing over the remaining 27 months of the draw period, and we drew an additional $0.5 million under the Loan Agreement in April 2025. In addition, in January 2025, we received a grant of $2.0 million and a commitment of a grant of $8.0 million from KRHP. We expect to receive the additional $8.0 million KRHP grant in cash during the second quarter of 2025.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	For the three months ended March 31,
	2025	2024
Cash provided by (used in)
Operating activities	$(3,308,063)	$(2,163,825)
Investing activities	—	—
Financing activities	4,000,000	2,429,328
Net change in cash	$691,937	$265,503

Cash Flows from Operating Activities

During the three months ended March 31, 2025, we used $3.3 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $10.4 million offset by $7.3 million in non-cash stock-based compensation expense, depreciation expense, and the net change in our operating assets and liabilities attributable to the timing of our payments to our vendors for research and development activities.

During the three months ended March 31, 2024, we used $2.2 million of net cash in operating activities. Cash used in operating activities reflected our net income of $11.3 million offset by $13.9 million of non-cash charges related to the change in the fair value of the convertible promissory notes, stock-based compensation expense, depreciation expense, reductions in the operating ROU assets, and non-cash interest on the convertible promissory notes, offset by a $0.5 million net change in our operating assets and liabilities attributable to the timing of our payments to our vendors for research and development activities.

Cash Flows from Investing Activities

During the three months ended March 31, 2025 and 2024, we did not have any cash flows from investing activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2025, we received $2.0 million of net cash from financing activities attributable to a draw on the Loan Agreement and $2.0 million attributable to the KRHP grant.

During the three months ended March 31, 2024, we received $2.4 million of net cash from financing activities attributable to $2.0 million of proceeds from the issuance of the Series A Preferred Stock, $0.2 million of non-refundable prepaid proceeds towards the anticipated issuance of Series A-1 Preferred Stock, and $0.2 million of cash in connection with the Merger.

Funding Requirements

Our primary sources of funds to meet our near-term liquidity and capital requirements include cash on hand, including the funding we have received from the sale of our Series A and Series C Preferred Stock and the funding we expect to receive from the sale of our Series A-1 Preferred Stock, our access to an unsecured line of credit (limited to a $1.0 million monthly draw) under the Loan Agreement described below, and the $8.0 million of grant funding that KRHP has committed to provide to be used towards the Company’s ongoing operational expenses. On February 14, 2024, we entered into a securities purchase agreement with the Patel Family pursuant to which the Patel Family agreed to purchase shares of our Series A Preferred Stock for an aggregate purchase price of $8.0 million. On March 27, 2024, we entered into an agreement pursuant to which that amount was reduced to $2.0 million and the Patel Family agreed to purchase shares of our Series A-1 Preferred Stock for an aggregate purchase price of $6.0 million. We have not yet received $3.0 million of the $6.0 million purchase price for the Series A-1 Preferred Stock. Even if we receive such proceeds, we will still need additional capital to fully implement our business, operating, and development plans. On August 21, 2024, we entered into a securities purchase agreement with the Patel Family pursuant to which the Patel Family agreed to purchase shares of our Series C Preferred Stock for an aggregate purchase price of $6.0 million.

On June 6, 2024, we entered into the Loan Agreement, pursuant to which the Patel Family agreed to provide to us up to the Maximum Loan Amount of $36.0 million under the Facility. The Facility permits us to borrow up to $1.0 million monthly in a single monthly draw over a period of up to three years. Draws accrue interest at a fixed annual rate of the lower of (i) the daily secured overnight financing rate, measured on the date we receive the draw (the “Deposit Date”), plus 2.00% and (ii) 7.00%, accruing quarterly beginning on the Deposit Date and payable quarterly beginning on the three-month anniversary of the Deposit Date. Interest will be payable in shares of Common Stock with an effective purchase price of $1.50 per share, and each draw will mature 48 months after the Deposit Date. Prepayment will be permitted without penalty. We may repay or prepay any amount of outstanding principal balance under the Facility at our election in cash or in shares of Common Stock with an effective purchase price of the greater of $1.50 per share and the 10-day trailing volume weighted average price of the Common Stock (the “Trailing VWAP”) as of the trading day prior to payment, subject to certain requirements related to resale registration. Pursuant to the Loan Agreement, we also agreed to provide the Patel Family an option to purchase $14.0 million of shares of our Common Stock plus an additional amount up to the total then-remaining available and undrawn portion of the Maximum Loan Amount (which amount would thereafter no longer be available under the Facility). The Optional PIPE would be priced at a 30% discount to the Trailing VWAP on the date such price first reaches at least $10.00 per share (the “Threshold Price Date”) and will be exercisable by the Patel Family by written notice within three business days after we have notified the Patel Family of the Threshold Price Date (the date of such notice, the “Threshold Price Notice Date”). Pursuant to the terms of the Loan Agreement, we issued to the Patel Family the Commitment Shares, subject to forfeiture by the Patel Family of the Commitment Shares or an equal number of shares of Common Stock in the event the Patel Family fails to (i) make a deposit under the Facility when due or (ii) pay the purchase price for the Optional PIPE within 30 days after the Threshold Price Notice Date in the event we have satisfied all applicable closing conditions. There is no assurance as to the amount of proceeds we will ultimately receive under the Loan Agreement. As of March 31, 2025, we have drawn an aggregate of $3.0 million under the Loan Agreement, and we drew an additional $0.5 million under the Loan Agreement in April 2025.

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

As of March 31, 2025, we had cash of $2.0 million. We believe that our cash balance and amounts available under the Loan Agreement, which allows us to draw down term loans of $1.0 million per month over the remaining 27 months of the draw period, will allow us to have adequate cash and financial resources, to operate for at least the next 12 months from the date of issuance of our unaudited consolidated financial statements included in this Report. In addition, KRHP has committed to provide an additional $8.0 million of grant funding to the Company to be used towards the Company’s ongoing operational expenses. The grant funding will be used to satisfy the Company’s obligations as they come due through March 31, 2026. The Company does not plan to initiate a clinical trial until additional funding is received.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2025:

	Total	Less than 1 Year	1 – 3 Years	More than 3 Years
Contractual obligations:
Operating lease commitments (1)	$171,135	$171,135	$-	$-
Notes payable (2)	1,651,000	1,651,000	-	-
Loan Agreement repayment (3)	3,024,577	24,577	-	3,000,000
Total contractual obligations	$4,846,712	$1,846,712	$-	$3,000,000

(1)	Reflects obligations pursuant to our office and laboratory leases in Philadelphia, Pennsylvania and Warren, New Jersey.
(2)	Reflects notes payable obligations assumed as part of the Merger.
(3)	Reflects obligations to settle outstanding balances on our Loan Agreement, if paid in cash at time of settlement, as well as accrued interest.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our unaudited consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, the fair value of our Common Stock, the fair value of our convertible promissory notes, and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, including those factors set out in the “Risk Factors” section of our Annual Report. See also the section entitled “–Forward-Looking Statements” above.

Our significant accounting policies are described in more detail in Note 3 to our unaudited financial statements contained in this Report and Note 3 to the audited financial statements included in the Annual Report. We did not identify any material policy changes related to critical accounting policies and estimates from what was previously disclosed in our Annual Report filed with the SEC on April 2, 2025, except as described in Note 3 to our unaudited financial statements contained in this Report.

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

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description
2.1†	Agreement and Plan of Merger, dated June 28, 2023, by and among the Company, Semper Merger Sub, Inc., SSVK Associates, LLC, Tevogen Bio Inc, and Ryan Saadi, in his capacity as seller representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 29, 2023 (File No. 001-41002))
3.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 25, 2025 (File No. 001-41002))
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tevogen Bio Holdings Inc.

Date: May 14, 2025	By:	/s/ Ryan Saadi
Ryan Saadi
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Kirti Desai
Kirti Desai
Chief Financial Officer (Principal Financial Officer)

