Form 10-Q
period 2025-06-30
Tevogen Bio Holdings Inc.
filed 2025-08-14
CIK 1860871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File Number: 001-41002

Tevogen Bio Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-1597194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Independence Boulevard, Suite #210 Warren, New Jersey	07059
(Address of principal executive offices)	(Zip Code)

(877) 838-6436

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TVGN	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock for $11.50 per share	TVGNW	The Nasdaq Stock Market LLC

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

As of August 13, 2025, there were 196,705,067 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TEVOGEN BIO HOLDINGS INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash	$685,229	$1,282,995
Prepaid expenses and other assets	1,216,851	919,088
Due from related party	158,819	158,819
Total current assets	2,060,899	2,360,902

Property and equipment, net	164,448	296,442
Right-of-use assets - operating leases	1,477,905	228,490
Other assets	565,884	575,841
Total assets	$4,269,136	$3,461,675

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$4,240,302	$5,200,245
Accrued expenses and other liabilities	1,612,920	1,712,396
Operating lease liabilities	327,740	229,063
Notes payable	1,651,000	1,651,000
Due to related party	250,000	250,000
Total current liabilities	8,081,962	9,042,704

Loan agreement	4,400,000	1,000,000
Operating lease liabilities	1,177,183	5,796
Derivative warrant liabilities	94,733	87,180
Total liabilities	13,753,878	10,135,680

Stockholders’ deficit
Series A Preferred Stock, $0.0001 par value; 2,000 shares authorized; 500 shares issued and outstanding as of June 30, 2025 and December 31, 2024 (liquidation value of $2,076,712 at June 30, 2025)	2,799,990	2,799,990
Series C Preferred Stock, $0.0001 par value; 600 shares authorized; 600 shares issued and outstanding as of June 30, 2025 and December 31, 2024 (liquidation value of $6,082,603 at June 30, 2025)	6,000,000	6,000,000
Common stock, $0.0001 par value; 800,000,000 shares authorized; 193,693,433 and 177,991,365 shares issued and outstanding at June 30, 2025 and December 31, 2024	19,370	17,800
Additional paid-in capital	110,952,055	97,893,322
Accumulated deficit	(129,256,157)	(113,385,117)
Total stockholders’ deficit	(9,484,742)	(6,674,005)
Total liabilities and stockholders’ deficit	$4,269,136	$3,461,675

See accompanying notes to the unaudited consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$2,699,991	$4,124,450	$5,895,059	$24,936,032
General and administrative	2,744,545	$4,474,577	9,905,824	13,179,719
Total operating expenses	5,444,536	8,599,027	15,800,883	38,115,751
Loss from operations	(5,444,536)	(8,599,027)	(15,800,883)	(38,115,751)
Interest (expense) income, net	(38,033)	6	(62,604)	(155,780)
Merger transaction costs	—	—	—	(7,499,353)
Change in fair value of warrants	(21,410)	38,788	(7,553)	6,815
Change in fair value of convertible promissory notes	—	—	—	48,468,678
Change in fair value of written call option derivative liabilities	—	(213,214)	—	(213,214)
Loss on issuance of commitment shares	—	(890,000)	—	(890,000)
Net (loss) income	$(5,503,979)	$(9,663,447)	$(15,871,040)	$1,601,395

Net (loss) income attributable to common stockholders, basic	$(5,641,102)	$(6,075,379)	$(16,145,287)	$5,044,907
Net loss attributable to common stockholders, diluted	$(5,641,102)	$(6,075,379)	$(16,145,287)	$(43,124,798)
Net (loss) income per share attributable to common stockholders, basic	$(0.03)	$(0.04)	$(0.09)	$0.03
Net loss per share attributable to common stockholders, diluted	$(0.03)	$(0.04)	$(0.09)	$(0.29)
Weighted-average common stock outstanding, basic	184,307,169	154,167,090	182,541,433	145,655,205
Weighted-average common stock outstanding, diluted	184,307,169	154,167,090	182,541,433	148,154,361

See accompanying notes to the unaudited consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2025	500	$2,799,990	—	—	600	$6,000,000	177,991,365	$17,800	$97,893,322	$(113,385,117)	$(6,674,005)
Issuance of common stock in settlement of vested restricted stock units	—	—	—	—	—	—	5,902,068	590	(590)	—	—
Loan agreement interest settled in stock	—	—	—	—	—	—	—	—	28,269	—	28,269
Capital contribution	—	—	—	—	—	—	—	—	2,000,000	—	2,000,000
Stock-based compensation	—	—	—	—	—	—	—	—	7,292,701	—	7,292,701
Net loss	—	—	—	—	—	—	—	—	—	(10,367,061)	(10,367,061)
Balance at March 31, 2025	500	$2,799,990	—	—	600	$6,000,000	183,893,433	$18,390	$107,213,702	$(123,752,178)	$(7,720,096)
Issuance of common stock in settlement of vested restricted stock units	—	—	—	—	—	—	9,800,000	980	(980)	—	—
Capital contribution	—	—	—	—	—	—	—	—	500,000	—	500,000
Stock-based compensation	—	—	—	—	—	—	—	—	3,239,333	—	3,239,333
Net loss	—	—	—	—	—	—	—	—	—	(5,503,979)	(5,503,979)
Balance at June 30, 2025	500	$2,799,990	—	—	600	$6,000,000	193,693,433	19,370	110,952,055	(129,256,157)	(9,484,742)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2024	—	$—	—	—	119,999,989	$12,000	$5,216,840	$(99,657,737)	$(94,428,897)
Issuance of Series A preferred stock	500	2,799,990	—	—	—	—	—	—	2,799,990
Nonrefundable prepaid proceeds towards anticipated Series A-1 preferred stock issuance	—	—	—	—	—	—	200,000	—	200,000
Issuance of Series B preferred stock	—	—	3,613	3,613,000	—	—	—	—	3,613,000
Conversion of convertible promissory notes into common stock in connection with merger	—	—	—	—	10,337,419	1,034	46,621,593	—	46,622,627
Merger, net of redemptions and transaction costs	—	—	—	—	14,778,056	1,478	(2,885,459)	—	(2,883,981)
Issuance of restricted common stock	—	—	—	—	19,348,954	1,935	(1,935)	—	—
Issuance of common stock for Sponsor advisory service fee	—	—	—	—	150,000	15	676,485	—	676,500
Stock-based compensation	—	—	—	—	—	—	26,333,249	—	26,333,249
Net income	—	—	—	—	—	—	—	11,264,842	11,264,842
Balance at March 31, 2024	500	$2,799,990	3,613	3,613,000	164,614,418	$16,462	$76,160,773	$(88,392,895)	$(5,802,670)
Issuance of commitment shares in connection with the loan agreement	—	—	—	—	1,000,000	100	889,900	—	890,000
Issuance of common stock in connection with Polar Note payable	—	—	—	—	1,500,000	150	(150)	—	—
Issuance of common stock in settlement of vested restricted stock units	—	—	—	—	1,711,984	171	(171)	—	—
Nonrefundable prepaid proceeds towards anticipated Series A-1 preferred stock issuance	—	—	—	—	—	—	2,800,000	—	2,800,000
Repurchase of Series B preferred stock	—	—	(3,613)	(3,613,000)	—	—	3,613,000	—	—
Stock-based compensation	—	—	—	—	—	—	4,142,220	—	4,142,220
Net loss	—	—	—	—	—	—	—	(9,663,447)	(9,663,447)
Balance at June 30, 2024	500	$2,799,990	—	$—	168,826,402	$16,883	$87,605,572	(98,056,342)	(7,633,897)

See accompanying notes to the unaudited consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(15,871,040)	$1,601,395
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation expense	131,994	81,104
Stock-based compensation expense	10,532,034	30,475,469
Non-cash interest expense	—	159,305
Merger transaction costs	—	7,099,353
Change in fair value of convertible promissory notes	—	(48,468,678)
Loss on Series A Preferred Stock issuance	—	799,990
Loss on issuance of commitment shares	—	890,000
Change in fair value of warrants	7,553	(6,815)
Issuance of written call option	—	375,000
Change in fair value of written call option derivative liabilities	—	(161,786)
Amortization of right-of-use asset	264,192	117,189
Change in operating assets and liabilities:
Prepaid expenses and other assets	(297,763)	(479,471)
Other assets	9,957	(68,446)
Accounts payable	(959,943)	3,151,676
Accrued expenses and other liabilities	(71,206)	(589,529)
Operating lease liabilities	(243,544)	(122,091)
Net cash used in operating activities	(6,497,766)	(5,146,335)
Cash flows from investing activities:
Purchases of property and equipment	—	—
Net cash used in investing activities	—	—
Cash flows from financing activities:
Cash acquired in connection with the reverse recapitalization	—	229,328
Proceeds from issuance of Series A Preferred Stock	—	2,000,000
Nonrefundable prepaid proceeds towards anticipated Series A-1 Preferred Stock Issuance	—	3,000,000
Capital contribution	2,500,000	—
Proceeds from loan agreement	3,400,000	—
Net cash provided by financing activities	5,900,000	5,229,328
Net (decrease) increase in cash	(597,766)	82,993
Cash – beginning of period	1,282,995	1,052,397
Cash – end of period	$685,229	$1,135,390
Supplementary disclosure of noncash investing and financing activities:
Conversion of convertible promissory notes into common stock in connection with Merger	—	46,622,627
Repurchase of Series B preferred stock	—	3,613,000
Issuance of common stock for net liabilities upon reverse recapitalization, net of transaction costs	—	(3,113,309)
Right-of-use assets obtained in exchange for operating lease liabilities	1,513,607	—

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

In addition, through the Company’s Tevogen.AI artificial intelligence (“AI”) initiative, it is focused on harnessing the potential of AI to expedite drug development, optimize laboratory processes and clinical trials, unravel complex biological data, improve patient outcomes, and pass on related savings to patients.

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

NOTE 2. DEVELOPMENT-STAGE RISKS AND LIQUIDITY

The Company has generally incurred losses and negative cash flows from operations since inception. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development. Management believes that cash of $685,229 as of June 30, 2025, net proceeds through August 13, 2025 of $2,533,023 pursuant to the Sales Agreement (as defined in Note 13), and a capital contribution of $1,000,000 from KRHP LLC, a New Jersey limited liability company (“KRHP”), received in August 2025, combined with the amounts available under the Loan Agreement (as defined in Note 7) entered into in June 2024, and the remaining commitment for a $7,000,000 grant from KRHP, will allow the Company to have adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these unaudited consolidated financial statements. The Company does not plan to initiate a clinical trial until additional funding is received.

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

Operations since inception have consisted primarily of organizing the Company, securing financing, developing licensed technologies, performing research, conducting pre-clinical studies and a clinical trial, pursuing related business opportunities, and pursuing and completing the Business Combination. The Company is subject to risks associated with any specialty biotechnology company that requires considerable expenditures for research and development. The Company’s research and development and other projects may not be successful, products developed may not obtain necessary regulatory approval, and any approved product may not be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants.

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

There were no transfers between levels during the six months ended June 30, 2025 and 2024.

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

The Company recorded a gain on change in fair value of derivative warrant liabilities of $21,410 and $7,553 during the three and six months ended June 30, 2025, respectively. The Company recorded a loss on change in fair value of $38,788 and $6,815 during the three and six months ended June 30, 2024, respectively. The change in value during these periods was largely attributable to changes in the price of the underlying common stock and risk-free rates. During the fiscal year ended December 31, 2024, the Company acquired private warrants in connection with the Closing and issued written call options in connection with the Loan Agreement. The fair value of the written call options decreased to $0 between their issuance and December 31, 2024, and remained at $0 as of June 30, 2025. Accordingly, the written call options are not included in the tables below. Such fair value measurements are Level 3 inputs. The following table provides a roll-forward of the aggregate fair values of the warrants.

Derivative warrant liabilities
Balance at January 1, 2024	$—
Initial fair value at issuance	29,000
Change in fair value	(6,815)
Balance at June 30, 2024	$22,185

Balance at January 1, 2025	$87,180
Change in fair value	7,553
Balance at June 30, 2025	$94,733

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities	3	$—	$—	$94,733

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s nonrecurring fair value measurements consist of Series A Preferred Stock. Such fair value measurements are Level 3 inputs. The Company determined the fair value of Series A Preferred Stock using a Monte Carlo Simulation (“MCS”). Key inputs utilized in the MCS to estimate fair value of Series A Preferred Stock included a range of volatility between 75% to 85%, a holding period to a deemed liquidation event, as defined in the Series A Preferred Stock agreement, ranging from 0.5 to 10.0 years, and a risk-free interest rate between 4.3% and 5.3%. The difference between the cash received of $2,000,000 upon issuance of the Series A Preferred Stock and its estimated fair value was recognized as general and administrative expense on the unaudited consolidated statements of operations during the six months ended June 30, 2024.

The Company used a MCS valuation methodology to determine the fair value of the freestanding $14,000,000 purchase option and remaining embedded $24,000,000 purchase option associated with the Loan Agreement as of June 30, 2025. The MCS methodology simulates the Company’s future stock price to estimate if and when the Trailing VWAP (as defined below) will reach $10.00 per share, and discounts the resulting payoff back to each valuation date using a present value factor. Significant assumptions used in determining the fair value of these options include volatility of 78.5% and discount rate of 4.0%. At June 30, 2025, the MCS produced a fair value of $0 relating to these freestanding and embedded options.

Net Income (Loss) Per Share

The Company computes basic net income (loss) per share by dividing net loss by the weighted-average common stock outstanding during the period. The Company determined that each outstanding share of preferred stock and restricted common stock would participate in earnings available to common stockholders but would not participate in losses. The Company computes diluted net income (loss) per share by dividing the net income (loss) by the sum of the weighted average number of common stock outstanding during the period, plus the potential dilutive effects, if any, of potentially dilutive securities. Given the Company’s net loss, basic and diluted net loss per share are the same for the three and six month periods ended June 30, 2025.

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

NOTE 6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	June 30,	December, 31
	2025	2024
Professional services	$1,537,914	$1,309,163
Other	75,006	403,233
Total	$1,612,920	$1,712,396

NOTE 7. DEBT

On February 14, 2024, in connection with the consummation of the Business Combination, previously issued promissory notes and accrued interest were automatically converted into an aggregate of 10,337,419 shares of common stock. These debt obligations were retired upon conversion.

Loan Agreement

In June 2024, the Company entered into a Loan Agreement (the “Loan Agreement”) with The Patel Family, LLP (the “Patel Family”), a related party of the Company, providing for an unsecured line of credit facility (the “Facility”) for term loans of up to an initial total of $36,000,000. Under the Facility, the Company may draw up to $1,000,000 in term loans per calendar month over a draw period of 36 months. Each term loan draw will have a maturity date of 48 months and will accrue interest at the lower of (i) daily SOFR plus 2.00% and (ii) 7.00%. Interest accrues quarterly and is payable on the three-month anniversary of the draw date. Interest is payable in shares of common stock at an effective price of $1.50 per share. Interest payable through December 31, 2024 relating to the first two draws on the Facility were settled in February 2025 through issuance of 18,847 shares of common stock. Interest payable through July 16, 2025 was settled in July 2025 through issuance of 43,042 shares of common stock. Principal may be prepaid at any time without penalty, and repayments or prepayments may be made in cash or common stock at the Company’s election. Payments of principal in common stock would be made at an effective price of the greater of $1.50 per share and the ten-day trailing volume weighted average price per share of the common stock (the “Trailing VWAP”) as of the trading day prior to payment. As an inducement to enter into the Loan Agreement, the Company issued 1,000,000 shares of common stock to the Patel Family during June 2024. As of December 31, 2024, the Company had drawn $1,000,000 from the Facility, with maturity dates in July and August 2028. The Company drew $2,000,000 and $1,400,000 during the first and second quarter of 2025, respectively, with maturity dates ranging from February to June 2029. As of June 30, 2025, the outstanding balance on the Loan Agreement was $4,400,000. As of June 30, 2025, $24,000,000 remained available for future financing over the remaining 24 months of the draw period.

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

The $14 million Purchase Option and the Additional Amount Purchase Option are recorded to written call option derivative liabilities within the unaudited consolidated balance sheet and had a fair value of $0 at June 30, 2025 and December 31, 2024.

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

Notes Payable

As a result of the Merger, the Company assumed notes payable held by Polar Multi-Strategy Master Fund (“Polar”) for which the proceeds were to be used for working capital purposes by Semper Paratus with an outstanding balance of $1,651,000 on the Closing Date and which remain outstanding at June 30, 2025. The notes payable do not accrue interest. The outstanding balance of the notes was required to be repaid in full within five business days of the Merger, and the Company is therefore in default of its obligations at June 30, 2025. The notes’ default provisions do not require the Company to transfer any shares or pay any amounts to Polar.

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

In addition to covering the Rollover RSUs, under the 2024 Plan, the Company is authorized to grant awards up to an aggregate 40,000,000 shares of common stock. The 2024 Plan provides for the grant of options, stock appreciation rights, restricted common stock (“Restricted Stock”), RSUs, and other equity-based awards. As of June 30, 2025, awards for 570,271 shares remained available to be granted under the 2024 Plan.

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

On the Closing Date, the Company issued an aggregate of 19,348,954 RSUs under the 2024 Plan to Dr. Saadi (the “Special RSU Award”). Such RSUs immediately converted into shares of Restricted Stock, the restrictions on which lapse in four equal annual installments beginning on February 14, 2031 (“Special RSU Vesting Period”). Pursuant to the terms of the Special RSU Award, Dr. Saadi will be entitled to vote the Restricted Stock, but the shares may not be sold, assigned, transferred, pledged, hypothecated, or otherwise encumbered, subject to forfeit. Dr. Saadi will automatically forfeit all unvested Restricted Stock in the event he departs the Company. The fair value per share for the Special RSU Award was determined to be $4.51 per share, equivalent to the Company’s stock price on the Closing Date, resulting in a total grant date fair value of $87,263,783. In accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), the Company will recognize compensation expense on a straight-line basis from the Closing Date until the completion of the Special RSU Vesting Period.

On June 27, 2025, the Company issued an aggregate of 9,250,000 shares of Restricted Stock under the 2024 Plan to the Company’s executive officers, including a grant of 8,000,000 shares of Restricted Stock to Dr. Saadi. The shares of Restricted Stock granted to Dr. Saadi will vest in four equal annual installments beginning on June 27, 2032 and the shares of Restricted Stock granted to each other grantee will vest in three equal annual installments beginning on June 27, 2030 (the “RSA Vesting Period”), subject in each case to the applicable grantee’s continuous service with the Company through the vesting date, and provided that the shares will automatically vest in full in the event of termination due to death or disability. Pursuant to the terms of these awards, the Company’s executive officers are entitled to vote the Restricted Stock, but the shares may not be sold, assigned, transferred, pledged, hypothecated, or otherwise encumbered, subject to automatic forfeit. The Company’s executive officers will automatically forfeit all unvested Restricted Stock in the event they depart the Company for any reason, unless termination of their service triggers accelerated vesting pursuant to the terms of the applicable award agreement or the 2024 Plan. The fair value per share for these awards was determined to be $1.24 per share, equivalent to the Company’s stock price on the grant date, resulting in a total grant date fair value of $11,470,000. In accordance with ASC 718, the Company will recognize compensation expense on a straight-line basis from the grant date until the completion of the RSA Vesting Period.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock and RSU activity was as follows:

	Service-Based Restricted Stock and RSUs
	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2025	26,690,254	$3.54
Granted	10,099,847	1.25
Vested	(5,706,397)	0.98
Forfeited	—	—
Nonvested as of June 30, 2025	31,083,704	$3.26

	Service-Based Restricted Stock and RSUs
	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2024	—	$—
Granted	19,348,954	4.51
Vested	—	—
Forfeited	—	—
Nonvested as of June 30, 2024	19,348,954	$4.51

	Performance-Based RSUs
	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2025	1,289,578	$3.70
Granted	—	—
Vested	(209,275)	3.42
Forfeited	—	—
Nonvested as of June 30, 2025	1,080,303	$3.76

	Performance-Based RSUs
	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2024	10,900,128	$2.97
Granted	—	—
Vested	(7,174,362)	2.85
Forfeited	—	—
Nonvested as of June 30, 2024	3,725,766	$3.19

There was $2,584,747 and $9,155,207 of compensation cost related to shares of service-based Restricted Stock and service-based RSUs during the three and six months ended June 30, 2025, respectively. There was $89,043,518 of unrecognized compensation cost related to shares of service-based Restricted Stock and service-based RSUs as of June 30, 2025, which will be expensed over a weighted average period of 8.8 years. There was $654,586 and $1,376,826 compensation cost related to Performance-Based RSUs during the three and six months ended June 30, 2025, respectively. There was $1,608,083 of unrecognized compensation cost related to Performance-Based RSUs as of June 30, 2025, which will be expensed over a weighted average period of 0.8 years.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded stock-based compensation expense in the following expense categories in the accompanying unaudited consolidated statements of operations:

	Three months ended
	June 30,
	2025	2024
Research and development	$1,720,666	$3,010,944
General and administrative	1,518,667	1,131,276
Total	$3,239,333	$4,142,220

	Six months ended
	June 30,
	2025	2024
Research and development	$3,547,013	$22,746,840
General and administrative	6,985,020	7,728,629
Total	$10,532,033	$30,475,469

NOTE 9. STOCKHOLDERS’ DEFICIT

Common Stock

As of February 15, 2024, the Company’s common stock and warrants began trading on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “TVGN” and “TVGNW,” respectively.

As of June 30, 2025, the Company had 193,693,433 shares of common stock issued and outstanding. For accounting purposes related to earnings per share, only shares that are fully vested are considered issued and outstanding.

Below is a reconciliation of shares of common stock issued and outstanding:

June 30,
2025
Total shares of common stock issued and outstanding	193,693,433
Plus: shares to be issued:
Vested RSUs not yet legally settled into common stock (a)	216,938
Less: Shares subject to future vesting:
Issuance of restricted common stock subject to forfeiture (b)	(28,598,954)
Total shares, net	165,311,417

(a)	As of June 30, 2025, there were RSUs that had vested but had not been legally settled into common stock.

(b)	The Company’s executive officers will automatically forfeit all unvested Restricted Stock in the event they depart the Company. See Note 8 for additional information on the Special RSU Award and awards of Restricted Stock.

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

Series A-1 Preferred Stock

On March 27, 2024, the Company entered into an Amended and Restated Securities Purchase Agreement with the Patel Family covering the issuance of 600 shares of Series A-1 Preferred Stock for a gross purchase price of $6,000,000. The terms of the Series A-1 Preferred Stock are identical to the Series A, except that the cumulative dividends are capped at 15% per annum, and the Series A-1 Issuance Price is defined as $10,000 per share. As of June 30, 2025, the Patel Family had paid a non-refundable deposit of $3,000,000 towards the Series A-1 purchase price, and no shares of Series A-1 Preferred Stock were issued or outstanding.

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

On June 15, 2024, the Company and the Sponsor entered into the Preferred Stock Repurchase Agreement, pursuant to which the Company repurchased all outstanding Series B in exchange for the release of the Sponsor from its obligations related to the Assumed Liabilities, but no cash consideration. The repurchase was recorded as a deemed contribution from a related party and recorded to additional paid-in capital. As of June 30, 2024, there were no shares of Series B outstanding, and on August 9, 2024, the Company filed a Certificate of Elimination to eliminate the Series B. Although the Company was not legally released by the creditors, the Company has made payments towards the Assumed Liabilities and approximately $2.6 million remains on the Company’s balance sheet at June 30, 2025.

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

The Series C is subject to a call right providing the Company the right to call the stock at any time after the fifth anniversary of the date of issuance. The Company also agreed that so long as the Series C is outstanding, the Company will not, without the written consent of the holders of 50.1% of the Series C, amend, alter, or repeal any provision of the Company’s certificate of incorporation or bylaws in a manner adverse to the Series C. Assessed under accounting guidance within ASC 480 and ASC 815, as the Series C is unregistered and without mandatory redemption features, the Series C is classified within equity at issued face value as of June 30, 2025.

Dividends

The Series C carries an annual 7.5% cumulative dividend, compounded annually, beginning on the later of (1) September 30, 2024 and (2) the date on which the Patel Family has paid the entirety of the purchase price under the Series C Agreement and ending on the last business day of the calendar quarter ending September 30, 2034 (the “Series C Accruing Dividends”). Dividends are payable in shares of Series C or, at the election of the Company, in cash.

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

Public Warrants

The public warrants have an exercise price of $11.50 per share, became exercisable on March 15, 2024, and will expire at 5:00 p.m., New York City time, on February 14, 2029, or earlier upon redemption or liquidation. Warrant holders may, during any period when the Company has failed to maintain an effective registration statement covering the shares of the Company’s common stock issuable upon exercise of the warrants, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended, or another exception. The Company may redeem the public warrants if the Company’s common stock equals or exceeds $18.00 per share for 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the holders of public warrants. As of June 30, 2025, there are 17,386,580 public warrants outstanding.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Private Placement Warrants

Each private placement warrant is identical to the public warrants, except that the private placement warrants, so long as they are held by the initial purchasers or their permitted transferees, (i) will not be redeemable by the Company and (ii) may be exercised by the holders on a cashless basis. As of June 30, 2025, there are 588,398 private placement warrants outstanding.

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

As of June 30, 2025, the Sponsor owes the Company $158,819 to cover working capital expenses, which is presented on the unaudited consolidated balance sheets under the line item “Due from related party.”

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

Loan Agreement

See Note 7 for additional information on the Loan Agreement with the Patel Family, which provides for an unsecured line of credit facility for term loans of up to an initial amount of $36,000,000 in the aggregate. As of June 30, 2025, the facility has remaining available capacity of $24,000,000.

Preferred Stock

See Note 9 for additional information on the Series A, Series A-1, and Series C Preferred Stock, which were purchased or in the case of the Series A-1 Preferred Stock are subject to purchase by the Patel Family.

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

CD8 Agreement

On April 17, 2025, the Company entered into a Master Services and Facilities Agreement (the “CD8 Agreement”) with CD 8 Technology Services LLC (“CD8”). The Agreement establishes the general terms and conditions under which CD8 would provide the Company with access to specialized manufacturing facilities, including clean rooms and laboratories, as well as related operational services, to support the production of the Company’s cell therapy products. The CD8 Agreement provides that the specific details of these facilities and services, including scope of work, costs, and timelines, will be set out in one or more individual project work orders. The CD8 Agreement has an initial term of 12 months and will automatically renew for additional 12-month periods unless it is terminated in accordance with the terms set forth therein. CD8 is associated with Dr. Patel.

KRHP

In January 2025, the Company received a grant of $2.0 million from KRHP to further our development of off-the-shelf, genetically unmodified precision T cell therapeutics to treat infectious diseases and cancers. In August 2025, the Company received an additional grant of $1.0 million from KRHP to advance Tevogen.AI. KRHP is affiliated with the Patel Family. KRHP also committed to provide an additional $7.0 million of grant funding to the Company to be used towards the Company’s ongoing operational expenses.

Capital Contribution of Dr. Ryan Saadi, CEO

On June 30, 2025, Ryan Saadi, the Company’s Chief Executive Officer, provided the Company with a capital contribution of $500,000.

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

The accounting policies for the Company’s single operating segment are the same as those described in the summary of significant accounting policies. The Company’s single operating segment incurs expenses from the development of TVGN 489, which is designed to target various disease indications, and other product candidates being developed by the Company’s research and development department. The Company has not yet generated revenue in its operating history.

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

NOTE 12. NET INCOME (LOSS) PER SHARE

The below table is a reconciliation of net income (loss) attributable to common stockholders. Given the Company’s net loss, basic and diluted net loss per share for the periods ended June 30, 2025 are the same.

	Three months ended June 30, 2025	Six months ended June 30, 2025
Numerator:
Net loss	$(5,503,979)	$(15,871,040)
Series A cumulative preferred stock dividend	(24,931)	(49,863)
Series C cumulative preferred stock dividend	(112,192)	(224,384)
Net loss attributable to common stockholders, basic	$(5,641,102)	$(16,145,287)

	Three months ended June 30, 2024	Six months ended June 30, 2024
Numerator:
Net (loss) income	$(9,663,447)	$1,601,395
Series A cumulative preferred stock dividend	(24,932)	(26,301)
Series B repurchase	3,613,000	3,613,000
Undistributed earnings allocated to participating securities	—	(143,187)
Net (loss) income attributable to common stockholders, basic	$(6,075,379)	$5,044,907

Denominator:
Weighted average common stock outstanding, basic	154,167,090	145,655,205
Net (loss) income per share attributable to common stockholders, basic	$(0.04)	$0.03
Weighted average common stock outstanding, basic	154,167,090	145,655,205
Effect of potentially dilutive convertible promissory notes	—	2,499,156
Total potentially dilutive securities	—	2,499,156
Weighted average common stock outstanding, diluted	154,167,090	148,154,361
Net loss per share attributable to common stockholders - basic and diluted	$(0.04)	$(0.29)

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company excluded the following potential shares from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	June 30,
	2025	2024
Outstanding restricted stock units (a)	3,562,440	3,725,766
Restricted Stock	28,598,954	19,348,954
Public warrants	17,386,580	17,249,978
Private warrants	588,398	725,000
Earnout Shares	24,500,000	24,500,000
Total	74,636,372	65,549,698

(a)	As of June 30, 2025 there were an additional 216,398 RSUs that had vested but had not been legally settled into common stock and therefore were included in the basic net income per share.

The above table excludes any potentially anti-dilutive shares as a result of the $14 million Purchase Option and the Additional Amount Purchase Option (see Note 7). These are excluded as the number of shares issuable cannot be determined until the conditions for issuance are met and the share prices are known upon exercise.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions for potential recognition or disclosure from the balance sheet date through August 14, 2025, the issuance date of the unaudited consolidated financial statements, and has not identified any additional items requiring disclosure except as noted below.

Sales Agreement with A.G.P./Alliance Global Partners

On July 3, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”), pursuant to which the Company may issue and sell from time to time up to $50,000,000 of shares of common stock through the Agent as the Company’s sales agent pursuant to the Company’s effective shelf registration statement on Form S-3 filed on June 20, 2025, and the prospectus supplement dated July 3, 2025. Sales of the Company’s common stock through the Agent have been and will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Each time the Company wishes to issue and sell common stock under the Sales Agreement, the Company will provide a placement notice to the Agent containing the parameters in accordance with which shares are to be sold. The Agent will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock from time to time, based upon the Company’s instructions. The Company is not obligated to make any sales of common stock under the Sales Agreement. The Company will pay the Agent a commission on the gross proceeds.

Between July 3, 2025 and August 13, 2025, the Company sold an aggregate of approximately 2.3 million shares of common stock under the Sales Agreement at a weighted average price per share of $1.15, resulting in gross proceeds of $2.60 million. After deducting total expenses of approximately $70,000, including commission to the Agent of approximately $65,000, net proceeds to the Company were $2.53 million.

Settlement of Accrued Interest under the Loan Agreement

On July 21, 2025, the Company issued 43,042 shares of common stock in settlement of interest payable on draws under the Loan Agreement. This issuance settled all accrued interest payable on the Loan Agreement through July 16, 2025.

KRHP Grant

In August 2025, the Company received a grant of $1.0 million from KRHP to advance Tevogen.AI.

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

Forward-Looking Statements

This Report contains forward-looking statements intended to be covered by the safe harbor provisions for forward-looking statements in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We may use words such as “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “potentially,” “will,” or “may,” or other words or expressions that convey future events, conditions, circumstances, or outcomes to identify these forward-looking statements. Forward-looking statements in this Report include, without limitation, statements regarding:

●	the development of, potential benefits of, and patient access to our product candidates for the treatment of infectious diseases, cancer, and neurological disorders, including TVGN 489 for the treatment of COVID-19 and Long COVID;

●	our ability to develop additional product candidates, including through the use of our ExacTcellTM technology and Tevogen.AI;

●	the anticipated benefits of ExacTcell and Tevogen.AI;

●	our expectations regarding our future clinical trials;

●	our manufacturing plans;

●	our ability to generate revenue in the future;

●	our ability to manage, grow, and diversify our business and execute our business initiatives and strategy;

●	expectations regarding the healthcare and biopharmaceutical industries;

●	the potential liquidity and trading of our securities; and

●	the future business, operations, and financial performance of our Company.

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

Since commencing operations in June 2020, we have devoted substantially all our efforts and financial resources to establishing corporate governance, recruiting essential staff, establishing research and development capability including securing laboratory space and equipment, conducting scientific research, developing Tevogen.AI, securing intellectual property rights to our inventions related to our product candidates, ExacTcell, and Tevogen.AI, carrying out drug discovery including pre-clinical studies and our Phase 1 clinical trial of TVGN 489, raising capital, and pursuing the Business Combination.

To date, we have not generated any revenue. Our net loss for the three months ended June 30, 2025 and 2024 was $5.4 million and $9.7 million, respectively. Net loss for the three months ended June 30, 2025 was primarily attributable to $3.2 million of non-cash stock-based compensation expense. Our net loss and net income for the six months ended June 30, 2025 and 2024 was $15.8 million and $1.6 million, respectively. Net loss for the six months ended June 30, 2025 was primarily attributable to $10.5 million of non-cash stock-based compensation expense. As of June 30, 2025, we had an accumulated deficit of $129.2 million and cash of $0.7 million.

On February 14, 2024, we entered into a securities purchase agreement with The Patel Family, LLP (the “Patel Family”) pursuant to which the Patel Family purchased 500 shares of our Series A Preferred Stock for an aggregate purchase price of $2.0 million. On March 27, 2024, we entered into an Amended and Restated Securities Purchase Agreement with the Patel Family pursuant to which we amended and restated the original agreement and the Patel Family agreed to purchase 600 shares of our Series A-1 Preferred Stock for an aggregate purchase price of $6.0 million, of which $3.0 million has been received through August 14, 2025.

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

In January 2025, we received a grant of $2.0 million from KRHP LLC, a New Jersey limited liability company (“KRHP”), to further our development of off-the-shelf, genetically unmodified precision T cell therapeutics to treat infectious diseases and cancers. In August 2025, we received a grant of $1.0 million from KRHP to advance Tevogen.AI. KRHP is affiliated with the Patel Family. KRHP also committed to provide an additional $7.0 million of grant funding to us to be used towards our ongoing operational expenses. In addition, in June 2025, we received a capital contribution of $500,000 from Ryan Saadi, our Chairman and Chief Executive Officer.

As described in more detail in “—Liquidity and Capital Resources—Sources of Liquidity” below, on July 3, 2025, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”), pursuant to which we may issue and sell from time to time up to $50,000,000 of shares of Common Stock through the Agent as our sales agent pursuant to our effective shelf registration statement on Form S-3 filed on June 20, 2025, and the prospectus supplement dated July 3, 2025.

Based on cash on hand as of the date of this Report of approximately $0.7 million, amounts received subsequent to June 30, 2025 from the Sales Agreement and KRHP grant, combined with the amounts available under our Loan Agreement, and $7.0 million of additional committed grant funding from KRHP, we have concluded that we have sufficient cash to fund our operations for at least the next 12 months from the issuance date of our unaudited consolidated financial statements.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including staffing, discovery efforts, pre-clinical studies, and clinical development of TVGN 489, and pre-clinical studies of other product candidates, and include:

●	acquisition of supplies and equipment and leasing lab spaces;

●	expenses incurred to conduct pre-clinical studies, including those required by the U.S. Food and Drug Administration to obtain the regulatory approval necessary to conduct our TVGN 489 clinical trial;

●	salaries, benefits, and other related costs for personnel engaged in research and development functions;

●	costs of funding research performed by third parties, including pursuant to agreements with contract research organizations (“CROs”), and investigative site costs to conduct our pre-clinical studies and clinical trials;

●	manufacturing costs, including expenses incurred under agreements with contract manufacturing organizations (“CMOs”), including manufacturing scale-up expenses, and the cost of acquiring and manufacturing pre-clinical study and clinical trial materials;

●	costs of outside consultants, including their fees, stock-based compensation, and related travel expenses;

●	costs of laboratory supplies and acquiring materials for pre-clinical studies and clinical trials; and

●	facility-related expenses, which include direct depreciation costs of equipment and expenses for rent and maintenance of facilities and other operating costs.

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

Loss on Issuance of Commitment Shares

Our other expenses consist of losses on the issuance of the Commitment Shares for the period ended June 30, 2024 associated with the Loan Agreement. Since we intend to elect the fair value option for future draws under the Loan Agreement, we expense all issuance costs associated with the Loan Agreement, which are comprised of the fair value of the Commitment Shares as well as the issuance date fair value of the $14 million Purchase Option and Additional Amount Purchase Option. For more information about the Loan Agreement, see “—Liquidity and Capital Resources—Funding Requirements” below.

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

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

	Three months ended June 30,
	2025	2024
Operating expenses:
Research and development	$2,699,991	$4,124,450
General and administrative	2,744,545	4,474,577
Total operating expenses	5,444,536	8,599,027
Loss from operations	(5,444,536)	(8,599,027)
Interest expense, net	(38,033)	6
Change in fair value of warrants	(21,410)	38,788
Change in fair value of written call option derivative liabilities	-	(213,214)
Loss on issuance of commitment shares	-	(890,000)
Net loss	$(5,503,979)	$(9,663,447)

Research and Development Expenses

We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024
Personnel costs	$525,108	$605,114
Stock-based compensation	1,720,666	3,010,944
Other clinical and pre-clinical development expenses	208,727	269,147
Facilities and other expenses	245,490	239,245
Total research and development expenses	$2,699,991	$4,124,450

Research and development expenses for the period ended June 30, 2025 were $2.7 million, as compared to $4.1 million for the period ended June 30, 2024. The decrease was primarily attributable to decreases in stock-based compensation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	2024
Personnel costs	$330,763	$474,548
Stock-based compensation	1,518,667	1,131,276
Legal and professional fees	824,536	2,748,130
Facilities and other expenses	70,579	120,623
Total general and administrative expenses	$2,744,545	$4,474,577

General and administrative expenses for the period ended June 30, 2025 were $2.7 million, as compared to $4.5 million for the period ended June 30, 2024. The decrease was primarily attributable to decreases in legal and professional fees.

Interest Expense, Net

We recognized $38,033 and $6 in interest expense and interest income for the three months ended June 30, 2025 and 2024, respectively. Interest expense for the three months ended June 30, 2025 was attributable primarily to the outstanding balance on the Facility.

Loss on Issuance of Commitment Shares

We incurred losses on the issuance of the Commitment Shares under the Loan Agreement during the three months ended June 30, 2024.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024
Operating expenses:
Research and development	$5,895,059	$24,936,032
General and administrative	9,905,824	13,179,719
Total operating expenses	15,800,883	38,115,751
Loss from operations	(15,800,883)	(38,115,751)
Interest expense, net	(62,604)	(155,780)
Merger transaction costs	-	(7,499,353)
Change in fair value of warrants	(7,553)	6,815
Change in fair value of convertible promissory notes	-	48,468,678
Change in fair value of written call option derivative liabilities	-	(213,214)
Loss on issuance of commitment shares	-	(890,000)
Net (loss) income	$(15,871,040)	$1,601,395

Research and Development Expenses

We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024
Personnel costs	$1,284,504	$1,216,863
Stock-based compensation	3,547,013	22,746,840
Other clinical and pre-clinical development expenses	573,378	488,257
Facilities and other expenses	490,164	484,072
Total research and development expenses	$5,895,059	$24,936,032

Research and development expenses for the six months ended June 30, 2025 were $5.9 million, compared to $24.9 million for the six months ended June 30, 2024. The decrease was primarily attributable to lower non-cash stock-based compensation expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	2024
Personnel costs	$891,675	$1,688,407
Stock-based compensation	1,518,667	7,728,629
Legal and professional fees	7,318,140	3,411,426
Facilities and other expenses	177,343	351,257
Total general and administrative expenses	$9,905,825	$13,179,719

General and administrative expenses for the six months ended June 30, 2025 were $9.9 million compared to $13.2 million for the six months ended June 30, 2024. The decrease was primarily attributable to lower non-cash stock-based compensation expense, partially offset by increased legal and professional fees.

Interest Expense, Net

We recognized $0.1 million and $0.2 million in interest expense for the six months ended June 30, 2025 and 2024, respectively, which was attributable primarily to the outstanding balance on the Facility and the outstanding principal balance associated with our convertible promissory notes that converted into Common Stock in connection with the Closing, respectively.

Merger Transaction Costs

Merger transaction costs in excess of cash received from the Merger of $7.5 million were recognized as period expenses for the six months ended June 30, 2024.

Change in Fair Value of Convertible Promissory Notes

There was no non-cash gain or loss recognized in the six months ended June 30, 2025 in relation to our convertible promissory notes. We recognized a non-cash gain of $48.5 million for the change in fair value of the convertible promissory notes for the six months ended June 30, 2024.

Change in Fair Value of Written Call Option Derivative Liabilities

We recognized a non-cash loss of $0.2 million for the fair value of our written call option derivative liabilities associated with our debt agreements for the six months ended June 30, 2024.

Loss on Issuance of Commitment Shares

We incurred losses on the issuance of the Commitment Shares during the six months ended June 30, 2024, associated with the Loan Agreement. Since we intend to elect the fair value option for future draws under the Loan Agreement, we expense all issuance costs associated with the Loan Agreement, which are comprised of the fair value of the Commitment Shares as well as the issuance date fair value of the $14 million Purchase Option and Additional Amount Purchase Option.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2025 we had $0.7 million in cash, as compared to $1.3 million in cash as of December 31, 2024. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from the sale of convertible promissory notes and preferred stock, funds drawn on the Loan Agreement, and grant funding. Since January 2021, we have raised aggregate gross proceeds of $24.0 million from the sale of convertible promissory notes, $2.0 million from the sale of our Series A Preferred Stock, $3.0 million from deposits related to the future sale of our Series A-1 Preferred Stock, and $6.0 million from the sale of our Series C Preferred Stock. In June 2024, we entered into the Loan Agreement, which provided up to $36.0 million of term loans that can be drawn in $1.0 million increments each month over thirty-six months, as described below. As of June 30, 2025, we had drawn $4.4 million with a remaining $24.0 million available for future financing over the remaining 24 months of the draw period. In January and August 2025, we received a grant of $2.0 million and $1.0 million, respectively, and have a remaining commitment of a grant of $7.0 million from KRHP. In addition, in June 2025, we received a capital contribution of $500,000 from Dr. Ryan Saadi, our Chairman and Chief Executive Officer.

On July 3, 2025, we entered into the Sales Agreement, pursuant to which we may issue and sell from time to time up to $50,000,000 of shares of Common Stock through the Agent as our sales agent. Sales of our Common Stock through the Agent, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, pursuant to our effective shelf registration statement on Form S-3 filed on June 20, 2025, and the prospectus supplement dated July 3, 2025. Each time we wish to issue and sell Common Stock under the Sales Agreement, we will provide a placement notice to the Agent containing the parameters in accordance with which shares are to be sold, including, but not limited to, the number of shares of Common Stock to be issued, the time period during which sales are requested to be made, any limitation on the number of shares of Common Stock that may be sold in any one trading day, and any minimum price below which sales may not be made. The Agent will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Common Stock from time to time, based upon our instructions, including any price, time or size limits we may impose pursuant to and subject to the terms and conditions of the Sales Agreement. We are not obligated to make any sales of Common Stock under the Sales Agreement and may terminate the Sales Agreement at any time upon written notice. We will pay the Agent a commission on the gross proceeds.

Between July 3, 2025 and August 13, 2025, the Company sold an aggregate of approximately 2.3 million shares of common stock under the Sales Agreement at a weighted average price per share of $1.15, resulting in gross proceeds of $2.60 million. After deducting total expenses of approximately $70,000, including commission to the Agent of approximately $65,000, net proceeds to the Company were $2.53 million.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	For the six months ended June 30,
	2025	2024
Cash provided by (used in)
Operating activities	$(6,497,766)	$(5,146,335)
Investing activities	-	-
Financing activities	5,900,000	5,229,328
Net change in cash	$(597,766)	$82,993

Cash Flows from Operating Activities

During the six months ended June 30, 2025, we used $6.5 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $15.8 million offset by $9.3 million in non-cash stock-based compensation expense, depreciation expense, and the net change in our operating assets and liabilities attributable to the timing of our payments to our vendors for research and development activities.

During the six months ended June 30, 2024, we used $5.1 million of net cash in operating activities. Cash used in operating activities reflected our net income of $1.6 million and a $1.9 million net change in our operating assets and liabilities attributable to the timing of our payments to our vendors for research and development activities, offset by $8.6 million of non-cash charges related to the change in the fair value of the convertible promissory notes, stock-based compensation expense, Merger transaction costs, loss on the issuance of Series A Preferred Stock, loss on issuance of the Commitment Shares, depreciation expense, reductions in the operating right of use assets, and non-cash interest on the convertible promissory notes.

Cash Flows from Investing Activities

During the six months ended June 30, 2025 and 2024, we did not have any cash flows from investing activities.

Cash Flows from Financing Activities

During the six months ended June 30, 2025, we received $5.9 million of net cash from financing activities attributable to $3.4 million in draws on the Loan Agreement, $2.0 million attributable to the KRHP grant, and $500,000 in capital contributions from Dr. Saadi.

During the six months ended June 30, 2024, we received $5.2 million of net cash from financing activities attributable to $2.0 million of proceeds from the issuance of Series A Preferred Stock, $3.0 million of non-refundable prepaid proceeds towards the anticipated issuance of Series A-1 Preferred Stock, and $0.2 million of cash in connection with the Merger.

Funding Requirements

Our primary sources of funds to meet our near-term liquidity and capital requirements include cash on hand, including the funding we have received from the sale of our Series A and Series C Preferred Stock and the funding we expect to receive from the sale of our Series A-1 Preferred Stock, our access to an unsecured line of credit (limited to a $1.0 million monthly draw) under the Loan Agreement described below, the remaining $7.0 million of grant funding that KRHP has committed to provide to be used towards the Company’s ongoing operational expenses, and our ability to conduct offerings of our common stock under the Sales Agreement. On February 14, 2024, we entered into a securities purchase agreement with the Patel Family pursuant to which the Patel Family agreed to purchase shares of our Series A Preferred Stock for an aggregate purchase price of $8.0 million. On March 27, 2024, we entered into an agreement pursuant to which that amount was reduced to $2.0 million and the Patel Family agreed to purchase shares of our Series A-1 Preferred Stock for an aggregate purchase price of $6.0 million. We have not yet received $3.0 million of the $6.0 million purchase price for the Series A-1 Preferred Stock. Even if we receive such proceeds, we will still need additional capital to fully implement our business, operating, and development plans. On August 21, 2024, we entered into a securities purchase agreement with the Patel Family pursuant to which the Patel Family agreed to purchase shares of our Series C Preferred Stock for an aggregate purchase price of $6.0 million.

On June 6, 2024, we entered into the Loan Agreement, pursuant to which the Patel Family agreed to provide to us up to the Maximum Loan Amount of $36.0 million under the Facility. The Facility permits us to borrow up to $1.0 million monthly in a single monthly draw over a period of up to three years. Draws accrue interest at a fixed annual rate of the lower of (i) the daily secured overnight financing rate, measured on the date we receive the draw (the “Deposit Date”), plus 2.00% and (ii) 7.00%, accruing quarterly beginning on the Deposit Date and payable quarterly beginning on the three-month anniversary of the Deposit Date. Interest will be payable in shares of Common Stock with an effective purchase price of $1.50 per share, and each draw will mature 48 months after the Deposit Date. Prepayment will be permitted without penalty. We may repay or prepay any amount of outstanding principal balance under the Facility at our election in cash or in shares of Common Stock with an effective purchase price of the greater of $1.50 per share and the 10-day trailing volume weighted average price of the Common Stock (the “Trailing VWAP”) as of the trading day prior to payment, subject to certain requirements related to resale registration. Pursuant to the Loan Agreement, we also agreed to provide the Patel Family an option to purchase $14.0 million of shares of our Common Stock plus an additional amount up to the total then-remaining available and undrawn portion of the Maximum Loan Amount (which amount would thereafter no longer be available under the Facility). The Optional PIPE would be priced at a 30% discount to the Trailing VWAP on the date such price first reaches at least $10.00 per share (the “Threshold Price Date”) and will be exercisable by the Patel Family by written notice within three business days after we have notified the Patel Family of the Threshold Price Date (the date of such notice, the “Threshold Price Notice Date”). Pursuant to the terms of the Loan Agreement, we issued to the Patel Family the Commitment Shares, subject to forfeiture by the Patel Family of the Commitment Shares or an equal number of shares of Common Stock in the event the Patel Family fails to (i) make a deposit under the Facility when due or (ii) pay the purchase price for the Optional PIPE within 30 days after the Threshold Price Notice Date in the event we have satisfied all applicable closing conditions. There is no assurance as to the amount of proceeds we will ultimately receive under the Loan Agreement. As of June 30, 2025, we have drawn an aggregate of $4.4 million under the Loan Agreement.

On July 3, 2025, the Company entered into the Sales Agreement, pursuant to which the Company may issue and sell from time to time up to $50,000,000 of shares of Common Stock through the Agent as the Company’s sales agent.

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

As of June 30, 2025, we had cash of $0.7 million. We believe that our cash balance, net proceeds pursuant to the Sales Agreement, a grant from KRHP received subsequent to June 30, 2025, combined with amounts available under the Loan Agreement, which allows us to draw down term loans of $1.0 million per month over the remaining 24 months of the draw period, and the remaining commitment for a $7,000,000 grant from KRHP will allow us to have adequate cash and financial resources, to operate for at least the next 12 months from the date of issuance of our unaudited consolidated financial statements included in this Report. The Company does not plan to initiate a clinical trial until additional funding is received.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2025:

	Total	Less than 1 Year	1 – 3 Years	More than 3 Years
Contractual obligations:
Operating lease commitments (1)	$2,512,670	$327,740	$983,219	$1,201,711
Notes payable (2)	1,651,000	1,651,000	-	-
Loan Agreement repayment (3)	4,462,614	62,614	-	4,400,000
Total contractual obligations	$8,626,284	$2,041,354	$983,219	$5,601,712

(1)	Reflects obligations pursuant to our office and laboratory lease in Warren, New Jersey.
(2)	Reflects notes payable obligations assumed as part of the Merger.
(3)	Reflects obligations to settle outstanding balances on our Loan Agreement, if paid in cash at time of settlement, as well as accrued interest.

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

In May 2025, Tevogen Bio, a wholly owned subsidiary of the Company, entered into an amendment to the lease agreement between Tevogen Bio and the landlord of the Company’s facility in Warren, New Jersey to double the amount of leased space and extend the term of the lease until February 2033. The new facility allowed the Company to consolidate its office and laboratory operations to a single location and began operations in July 2025. The lease includes one-month of rent abatement. The lease of the Company’s former laboratory facility in Philadelphia, Pennsylvania expired in June 2025.

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

Except as described below, there have been no material changes in the risk factors set forth in the “Risk Factors” section of our Annual Report.

We will require substantial additional financing to pursue our business objectives and to fund our operations, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development, commercialization efforts or other operations and affect our future viability as an ongoing business.

We expect to spend substantial amounts of cash to continue the preclinical and clinical development of our current and future immunotherapy programs, to fund our Tevogen.AI artificial intelligence initiative, and to pursue other potential business objectives. If we receive marketing approval for any product candidates, including TVGN 489, we will require significant additional amounts of cash in order to launch and commercialize such product candidates. In addition, other unanticipated costs may arise. Because the designs and outcomes of our planned and anticipated clinical trials are highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development of and commercialize any product candidate we develop.

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

As a result of our cash balance, as well as our history of operating losses and negative cash flows from operation combined with our anticipated use of cash to, among other things, fund the preclinical and clinical development of our products, identify and develop new product candidates, and seek approval for TVGN 489 and our other product candidates and any other product candidates we develop, we will require substantial additional financing to pursue our business objectives and fund our operations. Our future viability as an ongoing business is dependent on our ability to generate cash from operating activities or to raise additional capital to finance our operations.

As reflected in our balance sheets, we have significant accounts payable, accrued expenses and other liabilities. Proceeds from any capital raising transactions may be used to reduce our accounts payable accrued expenses and other liabilities. However, there can be no assurance that we will raise sufficient funds to eliminate such amounts.

Additionally, the terms of our Preferred Stock, our Loan Agreement, and our Sales Agreement may negatively impact our ability to raise additional capital through equity or debt financings, due to the potential substantial dilution to our stockholders that could occur as a result of the conversion of our convertible Preferred Stock or our issuance of shares under the Loan Agreement or Sales Agreement and due to the other terms of our Preferred Stock and such agreements, or may negatively affect our ability to obtain favorable or acceptable terms in connection with any such financing.

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

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description
2.1†	Agreement and Plan of Merger, dated June 28, 2023, by and among the Company, Semper Merger Sub, Inc., SSVK Associates, LLC, Tevogen Bio Inc, and Ryan Saadi, in his capacity as seller representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 29, 2023 (File No. 001-41002))
10.1	Amendment No. 1 to the Lease Agreement, dated as of May 30, 2025, between Mitsui Sumitomo Insurance Company of America and Tevogen Bio Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 3, 2025 (File No. 001-41002))
10.2	Sales Agreement, dated July 3, 2025, by and between Tevogen Bio Holdings Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on July 3, 2025 (File No. 001-41002))
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tevogen Bio Holdings Inc.

Date: August 14, 2025	By:	/s/ Ryan Saadi
Ryan Saadi
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Kirti Desai
Kirti Desai
Chief Financial Officer (Principal Financial Officer)

