Form 10-Q
period 2025-09-30
Tevogen Bio Holdings Inc.
filed 2025-11-14
CIK 1860871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 12, 2025, there were 198,689,921 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TEVOGEN BIO HOLDINGS INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash	$1,037,094	$1,282,995
Prepaid expenses and other assets	925,821	919,088
Due from related party	158,819	158,819
Total current assets	2,121,734	2,360,902

Property and equipment, net	163,930	296,442
Right-of-use assets - operating leases	1,451,198	228,490
Deferred offering costs	190,923	-
Other assets	565,884	575,841
Total assets	$4,493,669	$3,461,675

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,311,931	$5,200,245
Accrued expenses and other liabilities	1,196,644	1,712,396
Operating lease liabilities	327,740	229,063
Notes payable	1,651,000	1,651,000
Due to related party	250,000	250,000
Total current liabilities	6,737,315	9,042,704

Loan agreement	4,400,000	1,000,000
Operating lease liabilities	1,150,476	5,796
Derivative warrant liabilities	29,774	87,180
Total liabilities	12,317,565	10,135,680

Stockholders’ deficit
Series A Preferred Stock, $0.0001 par value; 2,000 shares authorized; 500 shares issued and outstanding as of September 30, 2025 and December 31, 2024 (liquidation value of $2,151,233 at September 30, 2025)	2,799,990	2,799,990
Series C Preferred Stock, $0.0001 par value; 1,300 shares authorized; 600 shares issued and outstanding as of September 30, 2025 and December 31, 2024 (liquidation value of $6,417,945 at September 30, 2025)	6,000,000	6,000,000
Common stock, $0.0001 par value; 800,000,000 shares authorized; 197,391,411 and 177,991,365 shares issued and outstanding at September 30, 2025 and December 31, 2024	19,740	17,800
Additional paid-in capital	118,339,343	97,893,322
Accumulated deficit	(134,982,969)	(113,385,117)
Total stockholders’ deficit	(7,823,896)	(6,674,005)
Total liabilities and stockholders’ deficit	$4,493,669	$3,461,675

See accompanying notes to the unaudited consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$3,110,752	$3,260,938	$9,005,811	$28,196,970
General and administrative	2,618,679	$2,824,589	12,524,503	16,004,308
Total operating expenses	5,729,431	6,085,527	21,530,314	44,201,278
Loss from operations	(5,729,431)	(6,085,527)	(21,530,314)	(44,201,278)
Interest expense, net	(62,340)	(12,459)	(124,944)	(168,239)
Merger transaction costs	-	-	-	(7,499,353)
Change in fair value of warrants	64,959	7,613	57,406	14,428
Change in fair value of convertible promissory notes	-	-	-	48,468,678
Change in fair value of written call option derivative liabilities	-	206,150	-	(7,064)
Loss on issuance of commitment shares	-	-	-	(890,000)
Net loss	$(5,726,812)	$(5,884,223)	$(21,597,852)	$(4,282,828)

Net loss attributable to common stockholders, basic and diluted	$(5,862,428)	$(5,909,428)	$(22,007,715)	$(864,521)
Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.03)	$(0.12)	$(0.01)
Weighted-average common stock outstanding, basic and diluted	196,028,784	170,174,533	187,086,621	160,000,569

See accompanying notes to the unaudited consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2025	500	$2,799,990	—	—	600	$6,000,000	177,991,365	$17,800	$97,893,322	$(113,385,117)	$(6,674,005)
Issuance of common stock in settlement of vested restricted stock units	—	—	—	—	—	—	5,902,068	590	(590)	—	—
Loan agreement interest settled in stock	—	—	—	—	—	—	—	—	28,269	—	28,269
Capital contribution	—	—	—	—	—	—	—	—	2,000,000	—	2,000,000
Stock-based compensation	—	—	—	—	—	—	—	—	7,292,701	—	7,292,701
Net loss	—	—	—	—	—	—	—	—	—	(10,367,061)	(10,367,061)
Balance at March 31, 2025	500	$2,799,990	—	—	600	$6,000,000	183,893,433	$18,390	$107,213,702	$(123,752,178)	$(7,720,096)
Issuance of common stock in settlement of vested restricted stock units	—	—	—	—	—	—	9,800,000	980	(980)	—	—
Capital contribution	—	—	—	—	—	—	—	—	500,000	—	500,000
Stock-based compensation	—	—	—	—	—	—	—	—	3,239,333	—	3,239,333
Net loss	—	—	—	—	—	—	—	—	—	(5,503,979)	(5,503,979)
Balance at June 30, 2025	500	$2,799,990	—	—	600	$6,000,000	193,693,433	$19,370	$110,952,055	$(129,256,157)	$(9,484,742)
Loan agreement interest settled in stock	—	—	—	—	—	—	—	—	37,137	—	37,137
Issuance of common stock in settlement of vested restricted stock units	—	—	—	—	—	—	779,737	78	(78)	—	—
Capital contribution	—	—	—	—	—	—	—	—	1,000,000	—	1,000,000
Issuance of shares under the sales agreement, net of issuance costs	—	—	—	—	—	—	2,918,241	292	3,105,312	—	3,105,604
Stock-based compensation	—	—	—	—	—	—	—	—	3,244,917	—	3,244,917
Net loss	—	—	—	—	—	—	—	—	—	(5,726,812)	(5,726,812)
Balance at September 30, 2025	500	$2,799,990	—	—	600	$6,000,000	197,391,411	$19,740	$118,339,343	$(134,982,969)	$(7,823,896)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2024	—	$—	—	$—	—	—	119,999,989	$12,000	$5,216,840	$(99,657,737)	$(94,428,897)
Issuance of Series A preferred stock	500	2,799,990	—	—	—	—	—	—	—	—	2,799,990
Nonrefundable prepaid proceeds towards anticipated Series A-1 preferred stock issuance	—	—	—	—	—	—	—	—	200,000	—	200,000
Issuance of Series B preferred stock	—	—	3,613	3,613,000	—	—	—	—	—	—	3,613,000
Conversion of convertible promissory notes into common stock in connection with merger	—	—	—	—	—	—	10,337,419	1,034	46,621,593	—	46,622,627
Merger, net of redemptions and transaction costs	—	—	—	—	—	—	14,778,056	1,478	(2,885,459)	—	(2,883,981)
Issuance of restricted common stock	—	—	—	—	—	—	19,348,954	1,935	(1,935)	—	—
Issuance of common stock for Sponsor advisory service fee	—	—	—	—	—	—	150,000	15	676,485	—	676,500
Stock-based compensation	—	—	—	—	—	—	—	—	26,333,249	—	26,333,249
Net income	—	—	—	—	—	—	—	—	—	11,264,842	11,264,842
Balance at March 31, 2024	500	$2,799,990	3,613	$3,613,000	—	$—	164,614,418	$16,462	$76,160,773	$(88,392,895)	$(5,802,670)
Issuance of commitment shares in connection with the loan agreement	—	—	—	—	—	—	1,000,000	100	889,900	—	890,000
Issuance of common stock in connection with Polar note payable	—	—	—	—	—	—	1,500,000	150	(150)	—	—
Issuance of common stock in settlement of vested restricted stock units	—	—	—	—	—	—	1,711,984	171	(171)	—	—
Nonrefundable prepaid proceeds towards anticipated Series A-1 preferred stock issuance	—	—	—	—	—	—	—	—	2,800,000	—	2,800,000
Repurchase of Series B preferred stock	—	—	(3,613)	$(3,613,000)	—	—	—	—	3,613,000	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	4,142,220	—	4,142,220
Net loss	—	—	—	—	—	—	—	—	—	(9,663,447)	(9,663,447)
Balance at June 30, 2024	500	$2,799,990	—	—	—	$—	168,826,402	$16,883	$87,605,572	$(98,056,342)	$(7,663,897)
Issuance of Series C preferred stock	—	—	—	—	400	4,000,000	—	—	—	—	4,000,000
Issuance of common stock in settlement of vested restricted stock units	—	—	—	—	—	—	1,947,462	195	(195)	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	3,327,651	—	3,327,651
Net loss	—	—	—	—	—	—	—	—	—	(5,884,223)	(5,884,223)
Balance at September 30, 2024	500	$2,799,990	—	—	400	$4,000,000	170,773,864	$17,078	$90,933,028	$(103,940,565)	$(6,190,469)

See accompanying notes to the unaudited consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(21,597,852)	$(4,282,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	132,512	121,657
Stock-based compensation expense	13,776,951	33,803,120
Non-cash interest expense	-	171,771
Merger transaction costs	-	7,099,353
Change in fair value of convertible promissory notes	-	(48,468,678)
Loss on Series A Preferred Stock issuance	-	799,990
Loss on issuance of commitment shares	-	890,000
Change in fair value of warrants	(57,406)	(14,428)
Issuance of written call option	-	-
Change in fair value of written call option derivative liabilities	-	7,064
Amortization of right-of-use asset	290,899	178,377
Change in operating assets and liabilities:
Prepaid expenses and other assets	10,539	(365,134)
Other assets	9,957	(68,446)
Accounts payable	(1,992,314)	2,323,809
Accrued expenses and other liabilities	(450,346)	(960,172)
Operating lease liabilities	(270,250)	(186,499)
Net cash used in operating activities	(10,147,310)	(8,951,044)
Cash flows from investing activities:
Net cash used in investing activities	-	-
Cash flows from financing activities:
Cash acquired in connection with the reverse recapitalization	-	229,328
Proceeds from issuance of Series A Preferred Stock	-	2,000,000
Proceeds from issuance of Series C Preferred Stock	-	4,000,000
Nonrefundable prepaid proceeds towards anticipated Series A-1 Preferred Stock issuance	-	3,000,000
Capital contributions	3,500,000	-
Payment of offering costs associated with the sales agreement	(100,000)	-
Proceeds from issuance of shares under the sales agreement, net of offering costs	3,101,409	-
Proceeds from loan agreement	3,400,000	1,000,000
Net cash provided by financing activities	9,901,409	10,229,328
Net (decrease) increase in cash	(245,901)	1,278,284
Cash – beginning of period	1,282,995	1,052,397
Cash – end of period	$1,037,094	$2,330,681
Supplementary disclosure of noncash investing and financing activities:
Conversion of convertible promissory notes into common stock in connection with Merger	-	46,622,627
Issuance of shares in connection with the loan agreement	65,406	-
Repurchase of Series B preferred stock	-	3,613,000
Issuance of common stock for net liabilities upon reverse recapitalization, net of transaction costs	-	(3,113,309)
Right-of-use assets obtained in exchange for operating lease liabilities	1,513,607	-
Deferred offering costs in accounts payable and accrued expenses	104,000	-
Deferred offering cost amortization	13,077	-

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

NOTE 2. DEVELOPMENT-STAGE RISKS AND LIQUIDITY

The Company has generally incurred losses and negative cash flows from operations since inception. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development. On July 3, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”), pursuant to which the Company may issue and sell from time to time up to $50,000,000 of shares of common stock through the Agent as the Company’s sales agent by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Management believes that cash of $1,037,094 as of September 30, 2025 and net proceeds through November 12, 2025 of $3.9 million pursuant to the Sales Agreement combined with the amounts available under the Loan Agreement (as defined in Note 7) entered into in June 2024 and the remaining commitment for a $7,000,000 grant from KRHP will allow the Company to have adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these unaudited consolidated financial statements. The Company does not plan to initiate a clinical trial until additional funding is received.

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

The Company recorded a gain on change in fair value of derivative warrant liabilities of $64,959 and $57,406 during the three and nine months ended September 30, 2025, respectively. The Company recorded a gain on change in fair value of $7,613 and $14,428 during the three and nine months ended September 30, 2024, respectively. The change in value during these periods was largely attributable to changes in the price of the underlying common stock and risk-free rates. During the fiscal year ended December 31, 2024, the Company acquired private warrants in connection with the Closing and issued written call options in connection with the Loan Agreement. The fair value of the written call options decreased to $0 between their issuance and December 31, 2024, and remained at $0 as of September 30, 2025. Accordingly, the written call options are not included in the tables below. Such fair value measurements are Level 3 inputs. The following table provides a roll-forward of the aggregate fair values of the warrants.

Derivative warrant liabilities
Balance at January 1, 2024	$—
Initial fair value at issuance	29,000
Change in fair value	(14,428)
Balance at September 30, 2024	$14,572

Balance at January 1, 2025	$87,180
Change in fair value	(57,406)
Balance at September 30, 2025	$29,774

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities	3	$—	$—	$29,774

There were no transfers between levels during the nine months ended September 30, 2025 and 2024.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s nonrecurring fair value measurements consist of Series A Preferred Stock. Such fair value measurements are Level 3 inputs. The Company determined the fair value of Series A Preferred Stock using a Monte Carlo Simulation (“MCS”). Key inputs utilized in the MCS to estimate fair value of Series A Preferred Stock included a range of volatility between 75% to 85%, a holding period to a deemed liquidation event, as defined in the Series A Preferred Stock agreement, ranging from 0.5 to 10.0 years, and a risk-free interest rate between 4.3% and 5.3%. The difference between the cash received of $2,000,000 upon issuance of the Series A Preferred Stock and its estimated fair value was recognized as general and administrative expense on the unaudited consolidated statements of operations during the nine months ended September 30, 2024.

The Company used a MCS valuation methodology to determine the fair value of the freestanding $14,000,000 purchase option and remaining embedded $24,000,000 purchase option associated with the Loan Agreement as of September 30, 2025. The MCS methodology simulates the Company’s future stock price to estimate if and when the Trailing VWAP (as defined below) will reach $10.00 per share, and discounts the resulting payoff back to each valuation date using a present value factor. Significant assumptions used in determining the fair value of these options include volatility of 78.5% and discount rate of 4.0%. At September 30, 2025 and December 31, 2024, the MCS produced a fair value of $0 relating to these freestanding and embedded options.

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted-average common stock outstanding during the period. Given the Company’s net loss, basic and diluted net loss per share for the three and nine months ended September 31, 2025 and 2024 are the same.

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, which enhances reportable segment disclosures by requiring disclosures such as significant segment expenses. The main provisions of this update require companies to disclose, on an annual and interim basis, significant segment expenses, segment profit and loss, and other segments items that are regularly provided to the chief operating decision maker (the “CODM”). This update also requires companies to disclose the title and position of the CODM and to explain how the CODM uses the reported segment measures in assessing segment performance and deciding how to allocate resources. The update also requires companies with a single reportable segment to provide all required segment reporting disclosures. This new standard was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard on January 1, 2024 for annual reporting and interim periods beginning in 2025.

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

NOTE 6. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	September 30,	December, 31
	2025	2024
Professional services	$956,348	$1,309,163
Other	240,296	403,233
Total	$1,196,644	$1,712,396

NOTE 7. DEBT

On February 14, 2024, in connection with the consummation of the Business Combination, previously issued promissory notes and accrued interest were automatically converted into an aggregate of 10,337,419 shares of common stock. These debt obligations were retired upon conversion.

Loan Agreement

In June 2024, the Company entered into a Loan Agreement (the “Loan Agreement”) with The Patel Family, LLP (the “Patel Family”), a related party of the Company, providing for an unsecured line of credit facility (the “Facility”) for term loans of up to an initial total of $36,000,000. Under the Facility, the Company may draw up to $1,000,000 in term loans per calendar month over a draw period of 36 months. Each term loan draw will have a maturity date of 48 months and will accrue interest at the lower of (i) daily SOFR plus 2.00% and (ii) 7.00%. Interest accrues quarterly and is payable on the three-month anniversary of the draw date. Interest is payable in shares of common stock at an effective price of $1.50 per share. The Company has settled interest payable through October 16, 2025 through issuance of an aggregate of 109,823 shares of common stock. Principal may be prepaid at any time without penalty, and repayments or prepayments may be made in cash or common stock at the Company’s election. Payments of principal in common stock would be made at an effective price of the greater of $1.50 per share and the ten-day trailing volume weighted average price per share of the common stock (the “Trailing VWAP”) as of the trading day prior to payment. As an inducement to enter into the Loan Agreement, the Company issued 1,000,000 shares of common stock to the Patel Family during June 2024. As of December 31, 2024, the Company had drawn $1,000,000 from the Facility, with maturity dates in July and August 2028. The Company drew $2,000,000 and $1,400,000 during the first and second quarter of 2025, respectively, with maturity dates ranging from February to June 2029. As of September 30, 2025, the outstanding balance on the Loan Agreement was $4,400,000. As of September 30, 2025, $21,000,000 remained available for future financing over the remaining 20 months of the draw period.

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

The $14 million Purchase Option and the Additional Amount Purchase Option had a fair value of $0 at September 30, 2025 and December 31, 2024.

The Loan Agreement is a written loan commitment that is not eligible for the fair value option under ASC 825, Financial Instruments. However, management elected the fair value option for all draws under this commitment, and therefore has expensed all issuance costs associated with the Loan Agreement, which are comprised of the fair value of the 1,000,000 shares of common stock issued to the Patel Family as well as the issuance date fair value of the $14 million Purchase Option and Additional Amount Purchase Option.

Notes Payable

As a result of the Merger, the Company assumed notes payable held by Polar Multi-Strategy Master Fund (“Polar”) for which the proceeds were to be used for working capital purposes by Semper Paratus with an outstanding balance of $1,651,000 on the Closing Date and which remain outstanding at September 30, 2025. The notes payable do not accrue interest. The outstanding balance of the notes was required to be repaid in full within five business days of the Merger, and the Company is therefore in default of its obligations at September 30, 2025. The notes’ default provisions do not require the Company to transfer any shares or pay any amounts to Polar.

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

In addition to covering the Rollover RSUs, under the 2024 Plan, the Company is authorized to grant awards up to an aggregate of 40,000,000 shares of common stock plus an annual increase on the first business day of each calendar year for up to 10 years, which increase was 8,899,568 shares in 2025. The 2024 Plan provides for the grant of options, stock appreciation rights, restricted common stock (“Restricted Stock”), RSUs, and other equity-based awards. As of September 30, 2025, awards for 9,469,839 shares remained available to be granted under the 2024 Plan.

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

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock and RSU activity was as follows:

	Service-Based Restricted Stock and RSUs
	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2025	26,690,254	$3.54
Granted	10,099,847	1.25
Vested	(5,723,022)	0.98
Forfeited	—	—
Nonvested as of September 30, 2025	31,067,079	$3.27

	Service-Based Restricted Stock and RSUs
	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2024	—	$—
Granted	20,239,804	4.33
Vested	(12,000)	0.59
Forfeited	—	—
Nonvested as of September 30, 2024	20,227,804	$4.33

	Performance-Based RSUs
	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2025	1,289,578	$3.70
Granted	—	—
Vested	(1,000,320)	3.27
Forfeited	—	—
Nonvested as of September 30, 2025	289,258	5.18

	Performance-Based RSUs
	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2024	10,900,128	$2.97
Granted	—	—
Vested	(9,178,656)	2.85
Forfeited	—	—
Nonvested as of September 30, 2024	1,721,472	3.19

There was $2,950,772 and $12,105,980 of compensation cost related to shares of service-based Restricted Stock and service-based RSUs during the three and nine months ended September 30, 2025, respectively. There was $86,093,086 of unrecognized compensation cost related to shares of service-based Restricted Stock and service-based RSUs as of September 30, 2025, which will be expensed over a weighted average period of 8.6 years. There was $294,145 and $1,670,971 of compensation cost related to Performance-Based RSUs during the three and nine months ended September 30, 2025, respectively. There was $1,313,938 of unrecognized compensation cost related to Performance-Based RSUs as of September 30, 2025, which will be expensed over a weighted average period of 1.7 years.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded stock-based compensation expense in the following expense categories in the accompanying unaudited consolidated statements of operations:

	Three months ended
	September 30,
	2025	2024
Research and development	$2,036,276	$2,185,958
General and administrative	1,208,641	1,141,693
Total	$3,244,917	$3,327,651

	Nine months ended
	September 30,
	2025	2024
Research and development	$5,583,289	$24,932,798
General and administrative	8,193,662	8,870,322
Total	$13,776,951	$33,803,120

NOTE 9. STOCKHOLDERS’ DEFICIT

Common Stock

As of February 15, 2024, the Company’s common stock and warrants began trading on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbols “TVGN” and “TVGNW,” respectively.

As of September 30, 2025, the Company had 197,391,411 shares of common stock issued and outstanding. For accounting purposes related to earnings per share, only shares that are fully vested are considered issued and outstanding.

Below is a reconciliation of shares of common stock issued and outstanding:

September 30,
2025
Total shares of common stock issued and outstanding	197,391,411
Plus: shares to be issued:
Vested RSUs not yet legally settled into common stock (a)	908,300
Less: Shares subject to future vesting:
Issuance of restricted common stock subject to forfeiture (b)	(28,598,954)
Total shares, net	169,700,757

(a)	As of September 30, 2025, there were RSUs that had vested but had not been legally settled into common stock.

(b)	The Company’s executive officers will automatically forfeit all unvested Restricted Stock in the event they depart the Company. See Note 8 for additional information on the Special RSU Award and awards of Restricted Stock.

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

Series A-1 Preferred Stock

On March 27, 2024, the Company entered into an Amended and Restated Securities Purchase Agreement with the Patel Family covering the issuance of 600 shares of Series A-1 Preferred Stock for a gross purchase price of $6,000,000. The terms of the Series A-1 Preferred Stock are identical to the Series A, except that the cumulative dividends are capped at 15% per annum, and the Series A-1 Issuance Price is defined as $10,000 per share. As of September 30, 2025, the Patel Family had paid a non-refundable deposit of $3,000,000 towards the Series A-1 purchase price, and no shares of Series A-1 Preferred Stock were issued or outstanding.

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

On June 15, 2024, the Company and the Sponsor entered into the Preferred Stock Repurchase Agreement, pursuant to which the Company repurchased all outstanding Series B in exchange for the release of the Sponsor from its obligations related to the Assumed Liabilities, but no cash consideration. The repurchase was recorded as a deemed contribution from a related party and recorded to additional paid-in capital. As of June 30, 2024, there were no shares of Series B outstanding, and on August 9, 2024, the Company filed a Certificate of Elimination to eliminate the Series B. Although the Company was not legally released by the creditors, the Company has made payments towards the Assumed Liabilities and approximately $0.8 million remains on the Company’s balance sheet at September 30, 2025.

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

The Series C is subject to a call right providing the Company the right to call the stock at any time after the fifth anniversary of the date of issuance. The Company also agreed that so long as the Series C is outstanding, the Company will not, without the written consent of the holders of 50.1% of the Series C, amend, alter, or repeal any provision of the Company’s certificate of incorporation or bylaws in a manner adverse to the Series C. Assessed under accounting guidance within ASC 480 and ASC 815, as the Series C is unregistered and without mandatory redemption features, the Series C is classified within equity at issued face value as of September 30, 2025.

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

Public Warrants

The public warrants have an exercise price of $11.50 per share, became exercisable on March 15, 2024, and will expire at 5:00 p.m., New York City time, on February 14, 2029, or earlier upon redemption or liquidation. Warrant holders may, during any period when the Company has failed to maintain an effective registration statement covering the shares of the Company’s common stock issuable upon exercise of the warrants, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended, or another exception. The Company may redeem the public warrants if the Company’s common stock equals or exceeds $18.00 per share for 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the holders of public warrants. As of September 30, 2025, there are 17,386,580 public warrants outstanding.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Private Placement Warrants

Each private placement warrant is identical to the public warrants, except that the private placement warrants, so long as they are held by the initial purchasers or their permitted transferees, (i) will not be redeemable by the Company and (ii) may be exercised by the holders on a cashless basis. As of September 30, 2025, there are 588,398 private placement warrants outstanding.

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

As of September 30, 2025, the Sponsor owes the Company $158,819 to cover working capital expenses, which is presented on the unaudited consolidated balance sheets under the line item “Due from related party.”

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

Loan Agreement

See Note 7 for additional information on the Loan Agreement with the Patel Family, which provides for an unsecured line of credit facility for term loans of up to an initial amount of $36,000,000 in the aggregate. As of September 30, 2025, the facility has remaining available capacity of $21,000,000.

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

For the segment, the chief operating decision maker uses net loss, which is reported on the unaudited consolidated statements of operations as consolidated net loss, to allocate resources (including employees, property, and financial resources), predominantly during the annual budget and forecasting process. The chief operating decision maker also uses consolidated net loss, along with non-financial inputs and qualitative information, to evaluate the Company’s performance, establish compensation, monitor budget versus actual results, and decide the level of investment in the Company’s various research activities. The measure of segment assets is reported on the unaudited consolidated balance sheet as total consolidated assets.

NOTE 12. NET LOSS PER SHARE

The below table is a reconciliation of net loss attributable to common stockholders. Given the Company’s net loss, basic and diluted net loss per share for the periods ended September 30, 2025 are the same.

	Three months ended September 30, 2025	Nine months ended September 30, 2025
Numerator:
Net loss	$(5,726,812)	(21,597,852)
Series A cumulative preferred stock dividend	(24,658)	(74,521)
Series C cumulative preferred stock dividend	(110,958)	(335,342)
Net loss attributable to common stockholders, basic	$(5,862,428)	(22,007,715)

	Three months ended September 30, 2024	Nine months ended September 30, 2024
Numerator:
Net loss	$(5,884,223)	$(4,282,828)
Series A cumulative preferred stock dividend	(25,205)	(51,506)
Series B repurchase	-	3,613,000
Undistributed earnings allocated to participating securities	-	(143,187)
Net loss attributable to common stockholders, basic	$(5,909,428)	(864,521)

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company excluded the following potential shares from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	September 30,
	2025	2024
Outstanding restricted stock units (a)	2,757,383	2,509,295
Restricted Stock	28,598,954	19,348,954
Public warrants	17,386,580	17,249,978
Private warrants	588,398	725,000
Earnout Shares	24,500,000	24,500,000
Total	73,830,827	63,040,395

(a)	As of September 30, 2025 there were an additional 908,300 RSUs that had vested but had not been legally settled into common stock and therefore were included in the basic net loss per share.

The above table excludes any potentially anti-dilutive shares as a result of the $14 million Purchase Option and the Additional Amount Purchase Option (see Note 7). These are excluded as the number of shares issuable cannot be determined until the conditions for issuance are met and the share prices are known upon exercise.

NOTE 13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions for potential recognition or disclosure from the balance sheet date through November 14, 2025, the issuance date of the unaudited consolidated financial statements, and has not identified any additional items requiring disclosure except as noted below.

Settlement of Accrued Interest under the Loan Agreement

On October 27, 2025, the Company issued 47,934 shares of common stock in settlement of interest payable on draws under the Loan Agreement. This issuance settled all accrued interest payable on the Loan Agreement through October 16, 2025.

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

Forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account information currently available to us and are not guarantees of future results. A number of important factors could cause actual results to differ materially from the results anticipated by these forward-looking statements, including without limitation risks and uncertainties related to:

●	the outcome of any legal proceedings that may be instituted against us related to the Business Combination;

●	changes in the markets in which we compete, including with respect to its competitive landscape, technology evolution, or regulatory changes;

●	changes in domestic and global general economic conditions;

●	our ability to execute our growth strategies or manage growth and expanding operations;

●	our ability to develop and maintain effective internal controls;

●	we may fail to achieve our commercialization and development plans and identify and realize additional opportunities, which may be affected by, among other things, competition and our ability to grow and manage growth economically and hire and retain key employees;

●	we may fail to keep pace with rapid technological developments to provide new and innovative products and services or make substantial investments in unsuccessful new products and services;

●	risks related to our ability to develop, license, or acquire new therapeutics;

●	our ability to raise capital, which may not be available on acceptable terms, as needed to fully achieve our business plan and meet our obligations on a timely basis;

●	the risk of regulatory lawsuits or proceedings relating to our business;

●	uncertainties inherent in the execution, cost, and completion of pre-clinical studies and clinical trials;

●	risks related to regulatory review and approval and commercial development;

●	risks associated with intellectual property protection;

●	increasing use of AI could lead to liability, violation of data security and privacy laws, or reputational damage;

●	computer systems may fail or suffer security breaches;

●	our limited operating history; and

●	risks related to the failure to satisfy continued listing requirements of Nasdaq, including maintaining a minimum closing bid price of $1.00 per share pursuant to Nasdaq Listing Rule 5450(a)(1).

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

To date, we have not generated any revenue. Our net loss for the three months ended September 30, 2025 and 2024 was $5.7 million and $5.9 million, respectively. Net loss for the three months ended September 30, 2025 was primarily attributable to non-cash stock-based compensation expense, personnel costs and legal and professional fees. Our net loss for the nine months ended September 30, 2025 and 2024 was $21.6 million and $4.3 million, respectively. Net loss for the nine months ended September 30, 2025 was primarily attributable to non-cash stock-based compensation expense, personnel costs and legal and professional fees. As of September 30, 2025, we had an accumulated deficit of $135.0 million and cash of $1.0 million.

On February 14, 2024, we entered into a securities purchase agreement with The Patel Family, LLP (the “Patel Family”) pursuant to which the Patel Family purchased 500 shares of our Series A Preferred Stock for an aggregate purchase price of $2.0 million. On March 27, 2024, we entered into an Amended and Restated Securities Purchase Agreement with the Patel Family pursuant to which we amended and restated the original agreement and the Patel Family agreed to purchase 600 shares of our Series A-1 Preferred Stock for an aggregate purchase price of $6.0 million, of which $3.0 million has been received through November 14, 2025.

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

Based on cash on hand as of the date of this Report of approximately $1.0 million, amounts received subsequent to September 30, 2025 from the Sales Agreement and KRHP grant, combined with the amounts available under our Loan Agreement, and $7.0 million of additional committed grant funding from KRHP, we have concluded that we have sufficient cash to fund our operations for at least the next 12 months from the issuance date of our unaudited consolidated financial statements.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including staffing, discovery efforts, pre-clinical studies, and clinical development of TVGN 489, and pre-clinical studies of other product candidates, and include:

●	acquisition of supplies and equipment and leasing lab spaces;

●	expenses incurred to conduct pre-clinical studies, including those required by the U.S. Food and Drug Administration to obtain the regulatory approval necessary to conduct our TVGN 489 clinical trial;

●	salaries, benefits, and other related costs for personnel engaged in research and development functions;

●	costs of funding research performed by third parties, including pursuant to agreements with contract research organizations (“CROs”), and investigative site costs to conduct our pre-clinical studies and clinical trials;

●	manufacturing costs, including expenses incurred under agreements with contract manufacturing organizations (“CMOs”), including manufacturing scale-up expenses, and the cost of acquiring and manufacturing pre-clinical study and clinical trial materials;

●	costs of outside consultants, including their fees, stock-based compensation, and related travel expenses;

●	costs of laboratory supplies and acquiring materials for pre-clinical studies and clinical trials; and

●	facility-related expenses, which include direct depreciation costs of equipment and expenses for rent and maintenance of facilities and other operating costs.

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

The successful development of our current or future product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of any product candidates. The success of TVGN 489 and our other product candidates will depend on several factors, including the following:

●	with respect to products other than TVGN 489, successfully completing pre-clinical studies;

●	successfully initiating future clinical trials;

●	successfully enrolling patients in and completing clinical trials;

●	applying for and receiving marketing approvals from applicable regulatory authorities;

●	obtaining and maintaining intellectual property protection and regulatory exclusivity for TVGN 489 and any other product candidates we are developing or may develop in the future and enforcing, defending, and protecting these rights;

●	making arrangements with third-party manufacturers, or establishing adequate commercial manufacturing capabilities;

●	establishing sales, marketing, and distribution capabilities and launching sales of our products, if and when approved, whether alone or in collaboration with others;

●	market adoption of TVGN 489 and any other product candidates, if and when approved, by patients and the medical community;

●	competing effectively with potential therapeutic alternatives in our target disease areas; and

●	adequate reimbursement by private and public payors including health technology appraisal entities in non-U.S. countries.

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

Loss on Issuance of Commitment Shares

Our other expenses consist of losses on the issuance of the Commitment Shares for the period ended September 30, 2024 associated with the Loan Agreement. Since we intend to elect the fair value option for future draws under the Loan Agreement, we expense all issuance costs associated with the Loan Agreement, which are comprised of the fair value of the Commitment Shares as well as the issuance date fair value of the $14 million Purchase Option and Additional Amount Purchase Option. For more information about the Loan Agreement, see “—Liquidity and Capital Resources—Funding Requirements” below.

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

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

	Three months ended September 30,
	2025	2024
Operating expenses:
Research and development	$3,110,752	$3,260,938
General and administrative	2,618,679	2,824,589
Total operating expenses	5,729,431	6,085,527
Loss from operations	(5,729,431)	(6,085,527)
Interest expense, net	(62,340)	(12,459)
Change in fair value of warrants	64,959	7,613
Change in fair value of written call option derivative liabilities	-	206,150
Net loss	$(5,726,812)	$(5,884,223)

Research and Development Expenses

We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025	2024
Personnel costs	$629,060	$675,976
Stock-based compensation	2,036,276	2,185,958
Other clinical and pre-clinical development expenses	208,152	148,145
Facilities and other expenses	237,264	250,859
Total research and development expenses	$3,110,752	$3,260,938

Research and development expenses for the period ended September 30, 2025 were $3.1 million, as compared to $3.3 million for the period ended September 30, 2024. The decrease was primarily attributable to decreases in stock-based compensation.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025	2024
Personnel costs	$439,086	$343,129
Stock-based compensation	1,208,641	1,141,693
Legal and professional fees	897,592	1,272,181
Facilities and other expenses	73,360	67,586
Total general and administrative expenses	$2,618,679	$2,824,589

General and administrative expenses for the period ended September 30, 2025 were $2.6 million, as compared to $2.8 million for the period ended September 30, 2024. The decrease in general and administrative expenses was primarily due to lower legal and professional fees.

Interest Expense, Net

We recognized $0.1 million and $0.0 million in interest expense, net for the three months ended September 30, 2025 and 2024, respectively. Interest expense for the three months ended September 30, 2025 was attributable primarily to the outstanding balance on the Facility.

Change in Fair Value of Written Call Option Derivative Liabilities

We recognized a non-cash change in fair value of $0.2 million for the fair value of our written call option derivative liabilities associated with our Loan Agreement for the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024
Operating expenses:
Research and development	$9,005,811	$28,196,970
General and administrative	12,524,503	16,004,308
Total operating expenses	21,530,314	44,201,278
Loss from operations	(21,530,314)	(44,201,278)
Interest expense, net	(124,944)	(168,239)
Merger transaction costs	-	(7,499,353)
Change in fair value of warrants	57,406	14,428
Change in fair value of convertible promissory notes	-	48,468,678
Change in fair value of written call option derivative liabilities	-	(7,064)
Loss on issuance of commitment shares	-	(890,000)
Net loss	$(21,597,852)	$(4,282,828)

Research and Development Expenses

We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024
Personnel costs	$1,913,564	$1,892,839
Stock-based compensation	5,583,289	24,932,798
Other clinical and pre-clinical development expenses	781,530	636,402
Facilities and other expenses	727,428	734,931
Total research and development expenses	$9,005,811	$28,196,970

Research and development expenses for the nine months ended September 30, 2025 were $9.0 million, compared to $28.2 million for the nine months ended September 30, 2024. The decrease was primarily attributable to lower non-cash stock-based compensation expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the nine months ended September 30, 2025 and 2024:

	Nine months ended September 30,
	2025	2024
Personnel costs	$1,330,761	$2,031,536
Stock-based compensation	8,193,662	8,810,322
Legal and professional fees	2,749,378	4,683,607
Facilities and other expenses	250,702	418,843
Total general and administrative expenses	$12,524,503	$16,004,308

General and administrative expenses for the nine months ended September 30, 2025 were $12.5 million compared to $16.0 million for the nine months ended September 30, 2024. The decrease was primarily attributable to lower legal and professional fees, non-cash stock-based compensation expense, and personnel costs.

Interest Expense, Net

We recognized $0.1 million and $0.2 million in interest expense for the nine months ended September 30, 2025 and 2024, respectively, which was attributable primarily to the outstanding balance on the Facility and the outstanding principal balance associated with our convertible promissory notes that converted into Common Stock in connection with the Closing, respectively.

Merger Transaction Costs

Merger transaction costs in excess of cash received from the Merger of $7.5 million were recognized as period expenses for the nine months ended September 30, 2024.

Change in Fair Value of Convertible Promissory Notes

There was no non-cash gain or loss recognized in the nine months ended September 30, 2025 in relation to our convertible promissory notes. We recognized a non-cash gain of $48.5 million for the change in fair value of the convertible promissory notes for the nine months ended September 30, 2024.

Loss on Issuance of Commitment Shares

We incurred losses on the issuance of the Commitment Shares during the nine months ended September 30, 2024, associated with the Loan Agreement. Since we intend to elect the fair value option for future draws under the Loan Agreement, we expense all issuance costs associated with the Loan Agreement, which are comprised of the fair value of the Commitment Shares as well as the issuance date fair value of the $14 million Purchase Option and Additional Amount Purchase Option.

Non-GAAP Presentation of Loss from Operations

Since inception, we have incurred substantial operating losses, primarily driven by non-cash stock-based compensation expense, which does not directly impact our cash position or operating liquidity. Other significant contributors to our operating losses have included legal and professional fees, clinical and pre-clinical development expenses, other personnel expenses, and facilities expenses.

To enhance investors’ understanding of our historical results, we present below adjusted loss from operations, which is a non-GAAP measure that we define as loss from operations, calculated in accordance with GAAP, adjusted to exclude stock-based compensation expense. We believe adjusted loss from operations provides additional insight into the underlying capital efficiency of our business and helps investors evaluate our long-term operating performance by illustrating that a significant portion of our reported losses represents equity-based compensation expense rather than cash expenditures. Stock-based compensation is a key element of our employee and executive compensation and retention strategy and will continue to impact our reported GAAP results in future periods.

This non-GAAP measure should not be considered in isolation or as a substitute for GAAP financial information and may not be directly comparable to similarly titled measures reported by other companies. Investors are encouraged to review the reconciliations provided below together with our GAAP results included in the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Report.

A reconciliation of unaudited loss from operations to adjusted loss from operations is set forth below.

	Three months ended September 30,
	2025	2024
Loss from operations	$(5,729,431)	$(6,085,527)
Less: Stock-based compensation	3,244,917	3,327,651
Adjusted loss from operations	$(2,484,514)	$(2,757,876)

	Nine months ended September 30,
	2025	2024
Loss from operations	$(21,530,314)	$(44,201,278)
Less: Stock-based compensation	13,776,951	33,803,120
Adjusted loss from operations	$(7,753,363)	$(10,398,158)

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2025 we had $1.0 million in cash, as compared to $1.3 million in cash as of December 31, 2024. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from the sale of convertible promissory notes and preferred stock, funds drawn on the Loan Agreement, grant funding, and proceeds under the Sales Agreement. Since January 2021, we have raised aggregate gross proceeds of $24.0 million from the sale of convertible promissory notes, $2.0 million from the sale of our Series A Preferred Stock, $3.0 million from deposits related to the future sale of our Series A-1 Preferred Stock, and $6.0 million from the sale of our Series C Preferred Stock. In June 2024, we entered into the Loan Agreement, which provided up to $36.0 million of term loans that can be drawn in $1.0 million increments each month over thirty-six months, as described below. As of September 30, 2025, we had drawn $4.4 million with a remaining $21.0 million available for future financing over the remaining 20 months of the draw period. In January and August 2025, we received a grant of $2.0 million and $1.0 million, respectively, and have a remaining commitment of a grant of $7.0 million from KRHP. In addition, in June 2025, we received a capital contribution of $500,000 from Dr. Ryan Saadi, our Chairman and Chief Executive Officer.

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

Between July 3, 2025 and September 30, 2025, the Company sold an aggregate of approximately 2.9 million shares of common stock under the Sales Agreement at a weighted average price per share of $1.10, resulting in gross proceeds of approximately $3.2 million. After deducting total expenses of approximately $87,000, including commission to the Agent of approximately $80,000, net proceeds to the Company were approximately $3.1 million.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	For the nine months ended September 30,
	2025	2024
Cash provided by (used in)
Operating activities	$(10,147,310)	$(8,981,044)
Investing activities	—	—
Financing activities	9,901,409	10,229,328
Net change in cash	$(245,901)	$1,278,284

Cash Flows from Operating Activities

During the nine months ended September 30, 2025, we used $10.1 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $21.6 million offset by $11.5 million in non-cash stock-based compensation expense, depreciation expense, and the net change in our operating assets and liabilities attributable to the timing of our payments to our vendors for research and development activities.

During the nine months ended September 30, 2024, we used $9.0 million of net cash in operating activities. Cash used in operating activities reflected $10.3 million of net loss, non-cash charges related to the change in the fair value of the convertible promissory notes, stock-based compensation expense, Merger transaction costs, loss on the issuance of Series A Preferred Stock, loss on issuance of the Commitment Shares, depreciation expense, reductions in the operating right of use assets, and non-cash interest on the convertible promissory notes, partially offset by a $0.7 million net change in our operating assets and liabilities attributable to the timing of our payments to our vendors for research and development activities.

Cash Flows from Investing Activities

During the nine months ended September 30, 2025 and 2024, we did not have any cash flows from investing activities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2025, we received $9.9 million of net cash from financing activities attributable to $3.4 million in draws on the Loan Agreement, $3.0 million attributable to KRHP grants, $500,000 in capital contributions from Dr. Saadi, $3.1 million in proceeds pursuant to the Sales Agreement, net of offering costs and $0.1 million in payments of offering costs associated with the Sales Agreement.

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

On June 6, 2024, we entered into the Loan Agreement, pursuant to which the Patel Family agreed to provide to us up to the Maximum Loan Amount of $36.0 million under the Facility. The Facility permits us to borrow up to $1.0 million monthly in a single monthly draw over a period of up to three years. Draws accrue interest at a fixed annual rate of the lower of (i) the daily secured overnight financing rate, measured on the date we receive the draw (the “Deposit Date”), plus 2.00% and (ii) 7.00%, accruing quarterly beginning on the Deposit Date and payable quarterly beginning on the three-month anniversary of the Deposit Date. Interest will be payable in shares of Common Stock with an effective purchase price of $1.50 per share, and each draw will mature 48 months after the Deposit Date. Prepayment will be permitted without penalty. We may repay or prepay any amount of outstanding principal balance under the Facility at our election in cash or in shares of Common Stock with an effective purchase price of the greater of $1.50 per share and the 10-day trailing volume weighted average price of the Common Stock (the “Trailing VWAP”) as of the trading day prior to payment, subject to certain requirements related to resale registration. Pursuant to the Loan Agreement, we also agreed to provide the Patel Family an option to purchase $14.0 million of shares of our Common Stock plus an additional amount up to the total then-remaining available and undrawn portion of the Maximum Loan Amount (which amount would thereafter no longer be available under the Facility). The Optional PIPE would be priced at a 30% discount to the Trailing VWAP on the date such price first reaches at least $10.00 per share (the “Threshold Price Date”) and will be exercisable by the Patel Family by written notice within three business days after we have notified the Patel Family of the Threshold Price Date (the date of such notice, the “Threshold Price Notice Date”). Pursuant to the terms of the Loan Agreement, we issued to the Patel Family the Commitment Shares, subject to forfeiture by the Patel Family of the Commitment Shares or an equal number of shares of Common Stock in the event the Patel Family fails to (i) make a deposit under the Facility when due or (ii) pay the purchase price for the Optional PIPE within 30 days after the Threshold Price Notice Date in the event we have satisfied all applicable closing conditions. There is no assurance as to the amount of proceeds we will ultimately receive under the Loan Agreement. As of September 30, 2025, we have drawn an aggregate of $4.4 million under the Loan Agreement.

On July 3, 2025, the Company entered into the Sales Agreement, pursuant to which the Company may issue and sell from time to time up to $50,000,000 of shares of Common Stock through the Agent as the Company’s sales agent. See “Liquidity and Capital Resources – Sources of Liquidity” above for more information on amounts sold under the Sales Agreement.

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

Our future capital requirements will depend on many factors, including:

●	the progress, costs, and results of our planned clinical trials of TVGN 489 and other planned and future clinical trials;

●	the scope, progress, costs, and results of our pre-clinical testing and clinical trials of TVGN 489 for additional combinations, targets, and indications;

●	the number of and development requirements for additional indications for TVGN 489 or for any other product candidates;

●	our ability to scale up our manufacturing processes and capabilities to support clinical trials of TVGN 489 and other product candidates we are developing and may develop in the future;

●	the costs, timing, and outcome of regulatory review of TVGN 489 and other product candidates we are developing and may develop in the future;

●	potential changes in the regulatory environment and enforcement rules;

●	our ability to establish and maintain strategic collaboration, licensing, or other arrangements and the financial terms of such arrangements;

●	the costs and timing of future commercialization activities, including product manufacturing, sales, marketing, and distribution, for TVGN 489 and other product candidates we are developing and may develop in the future for which we may receive marketing approval;

●	our ability to obtain and maintain acceptance of any approved products by patients, the medical community, and third-party payors;

●	the amount and timing of revenue, if any, received from commercial sales of TVGN 489 and any other product candidates we are developing or develop in the future for which we receive marketing approval;

●	potential changes in pharmaceutical pricing and reimbursement infrastructure;

●	the availability of raw materials for use in production of our product candidates; and

●	the costs and timing of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending any intellectual property-related claims.

As of September 30, 2025, we had cash of approximately $1.0 million. We believe that our cash balance, net proceeds received pursuant to the Sales Agreement subsequent to September 30, 2025, amounts available under the Loan Agreement, which allows us to draw down term loans of $1.0 million per month over the remaining 20 months of the draw period, and the remaining commitment for a $7.0 million grant from KRHP will allow us to have adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of our unaudited consolidated financial statements included in this Report. The Company does not plan to initiate a clinical trial until additional funding is received.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2025:

	Total	Less than 1 Year	1 – 3 Years	More than 3 Years
Contractual obligations:
Operating lease commitments (1)	$2,430,736	327,740	983,219	1,119,777
Notes payable (2)	1,651,000	1,651,000	-	-
Loan Agreement repayment (3)	4,488,555	88,555	-	4,400,000
Total contractual obligations	$8,570,291	2,067,295	983,219	5,519,777

(1)	Reflects obligations pursuant to our office and laboratory lease in Warren, New Jersey.
(2)	Reflects notes payable obligations assumed as part of the Merger.
(3)	Reflects obligations to settle outstanding balances on our Loan Agreement, if paid in cash at time of settlement, as well as accrued interest.

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

On September 23, 2025, we received a notification letter from Nasdaq’s Listing Qualifications Staff notifying us that the closing bid price for our Common Stock had been below $1.00 for the previous 30 consecutive business days and that we therefore are not in compliance with the minimum bid price requirement for continued inclusion on Nasdaq under Nasdaq Listing Rule 5450(a)(1). The notification has no immediate effect on the listing of our Common Stock and our Warrants on Nasdaq.

Under the Nasdaq Listing Rules, we have a period of 180 calendar days to regain compliance. To regain compliance, the closing bid price of our Common Stock must be at least $1.00 or higher for a minimum of ten consecutive business days and up to generally not more than 20 consecutive business days, and in such case, Nasdaq will provide us with written confirmation of compliance. If we do not regain compliance by March 23, 2026, we may be eligible for an additional 180 calendar days, provided that we submit an online transfer application to transfer the listing of our Common Stock to the Nasdaq Capital Market, submit an application fee, and meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except the bid price requirement. In addition, we will be required to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. If it appears to Nasdaq that we will not be able to cure the deficiency during the second compliance period, or if we determine not to submit a transfer application or make the required representation, Nasdaq will provide written notice to us that our Common Stock will be subject to delisting. In the event of such notification, we may appeal Nasdaq’s determination to delist its securities, but there can be no assurance that Nasdaq would grant our request for continued listing.

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

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description
2.1†	Agreement and Plan of Merger, dated June 28, 2023, by and among the Company, Semper Merger Sub, Inc., SSVK Associates, LLC, Tevogen Bio Inc, and Ryan Saadi, in his capacity as seller representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 29, 2023 (File No. 001-41002))
10.1	Sales Agreement, dated July 3, 2025, by and between Tevogen Bio Holdings Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on July 3, 2025 (File No. 001-41002))
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tevogen Bio Holdings Inc.

Date: November 14, 2025	By:	/s/ Ryan Saadi
Ryan Saadi
Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Kirti Desai
Kirti Desai
Chief Financial Officer (Principal Financial Officer)

