Form 10-K
period 2025-12-31
Tevogen Bio Holdings Inc.
filed 2026-03-31
CIK 1860871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-41002

Tevogen Bio Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-1597194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Independence Boulevard, Suite #210 Warren, New Jersey	07059
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 838-6434

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share Warrants, each exercisable for one share of Common Stock for $575 per share	TVGN TVGNW	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the price at which the common stock was last sold on The Nasdaq Stock Market on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was $63.7 million.

The number of shares of registrant’s common stock outstanding as of March 27, 2026 was 4,164,205.

Portions of the registrant’s Definitive Proxy Statement relating to the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

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

Risks Related to Our Financial Position and Need for Additional Capital

●	We have a limited operating history, no products approved for commercial sale, have never generated revenue from product sales, and have a history of significant losses.
●	We are relying in part on an additional $7.0 million of grant funding that we have not yet received to meet our liquidity needs.
●	We will require substantial additional financing to achieve our business objectives and to fund our operations.

Risks Related to Development, Regulatory Review, and Product Approval

●	Regulation of cellular therapy product candidates is rigorous, complex, uncertain, and subject to change.
●	We have limited experience designing and implementing preclinical and clinical trials, which are complex, expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.
●	We may be unable to develop, receive regulatory approval for, and commercialize our product candidates.
●	We may encounter substantial delays and disruptions in the development of our product candidates.
●	The FDA regulatory approval process is lengthy and time-consuming.
●	We may never receive regenerative medicine advanced therapy designation for any product candidate, and this designation may not lead to a faster development or regulatory review or approval process.
●	Our business is highly dependent on our first product candidate, TVGN 489.
●	Results from our clinical trials may change and are subject to audit, validation, and verification procedures.
●	Initial results and results of earlier trials may not be predictive of future results.
●	Our TVGN 489 proof-of-concept clinical trial results may be less reliable than results in larger clinical trials.
●	Changes in product candidate manufacturing or formulation may result in additional costs or delay.
●	ExacTcell is unproven and may not result in marketable products.
●	We may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during development.
●	We may encounter difficulties enrolling patients in our clinical trials.
●	We may be required to suspend, repeat, or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive, or the trials are not well designed.
●	We may not achieve our projected development goals in the time frames we announce and expect.
●	Disruptions at government agencies could hinder or prevent product development and commercialization.
●	Development of product candidates in combination with other therapies presents additional regulatory risks.
●	We could fail utilizing new and evolving technologies, such as artificial intelligence (“AI”), in our business.

Risks Related to Business Development and Commercialization

●	Our commercial success depends upon attaining significant market acceptance of our product candidates.
●	Regulated biologics may be subject to biosimilar competition.
●	The incidence and prevalence of target patient populations are based on estimates and third-party sources.
●	We will face extensive ongoing regulatory requirements and regulatory review after regulatory approval.
●	We may be unable to establish sales and marketing capabilities.
●	Failure to comply with or adapt to changes in data protection, privacy, and similar laws could materially and adversely harm our business.
●	Increasing use of AI could lead to liability, violation of data security and privacy laws, or reputational damage.
●	Computer systems may fail or suffer security breaches.

●	Coverage and reimbursement may be limited or unavailable in certain market segments.
●	Healthcare reform may negatively impact our ability to sell our product candidates profitably.
●	We could violate healthcare fraud and abuse, false claims, and health information privacy and security laws.
●	We could fail to comply with environmental, health and safety laws and regulations.

Risks Related to Manufacturing and Reliance on Third Parties

●	The manufacture of cell therapies is subject to a multitude of manufacturing risks.
●	Our efforts to establish manufacturing capabilities will involve time and expense and may not be successful.
●	The loss of suppliers or their inability to supply us with adequate materials could harm our business.
●	We may not obtain marketing approval for or successfully commercialize product candidates as a result of failures by third parties.
●	We may not be able to establish collaborations on commercially reasonable terms.

Risks Related to Intellectual Property

●	We may be unable to obtain and maintain sufficient patent protection for our product candidates or ExacTcell.
●	Our patent protection could be reduced or eliminated for non-compliance with patent agency requirements.
●	We may not be able to protect our intellectual property rights throughout the world.
●	Changes in patent law could diminish the value of patents in general.
●	We may become involved in lawsuits to protect or enforce our intellectual property.
●	Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court.
●	Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights.
●	Others may claim an ownership interest in our intellectual property and our product candidates.
●	We may be unable to protect the confidentiality of our proprietary information.
●	We may be subject to claims asserting that our agents have wrongfully used or disclosed alleged trade secrets.
●	Our trademarks and trade names may be inadequately protected.
●	Intellectual property rights do not necessarily address all potential threats.

Risks Related to Our Business

●	We are highly dependent on our key personnel.
●	We may face substantial competition.
●	We will need to grow the size of our organization.
●	We may not realize the benefits of any acquisitions, strategic alliances, or similar arrangements that we enter into.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization.
●	We may be limited in our ability to use our net operating loss carryforwards.

Risks Related to Being a Public Company and Ownership of Securities

●	The price of our common stock, par value $0.0001 per share (the “Common Stock”), or warrants to purchase our Common Stock (the “Warrants”) may fluctuate significantly.
●	If we fail to meet Nasdaq’s continued listing requirements, our Common Stock and our outstanding public warrants to purchase Common Stock could be delisted
●	We have previously failed to timely file certain periodic reports with the SEC and could fail to timely file such reports in the future.
●	We may not have the funds necessary to satisfy our future obligations under the terms of our outstanding preferred stock (the “Preferred Stock”).
●	We incur increased costs due to operating as a public company, and our management devotes substantial time to compliance initiatives and corporate governance practices.
●	We may issue additional shares of our Common Stock or other equity securities without your approval.
●	We are an “emerging growth company” and a “smaller reporting company”.
●	Our management team has limited experience managing a public company.
●	Analysts may not publish research about us or may change their recommendation regarding our Common Stock.
●	We could become subject to securities litigation or stockholder activism.
●	We may be required to take write-downs or write-offs, restructuring and impairment or other charges.
●	We could fail to maintain proper and effective internal control over financial reporting.
●	Sales of a substantial number of our securities by existing securityholders could cause their price to fall.
●	Certain individuals have substantial control over us.

PART I

Item 1. Business.

Overview

We are a clinical-stage specialty immunotherapy company harnessing one of nature’s most powerful immunological weapons, CD8+ cytotoxic T lymphocytes (“CTLs”), to develop off-the-shelf, precision T cell therapies for the treatment of infectious diseases, cancers, and other disorders, with the aim of addressing the significant unmet needs of large patient populations. We believe that sustainability and commercial success in the forthcoming era of medicine will rely on ensuring patient accessibility through advanced science, innovative business models and engagement throughout various stages of the drug development and commercialization lifecycle. We believe the full potential of T cell therapies remains largely untapped, and aspire to be the first biotechnology company offering commercially attractive, economically viable, and cost-effective personalized T cell therapies.

We believe our precision T cell technology, ExacTcellTM, represents a significant scientific breakthrough with the potential to mainstream cell therapy with a new class of off-the-shelf – pre-manufactured and ready-to-use – allogeneic T cell therapies with diverse applications across virology, oncology, and other areas. Allogeneic therapeutics are intended to be infused into individuals other than the original donor. ExacTcell is a set of processes and methodologies to develop, enrich, and expand single human leukocyte antigen (“HLA”) restricted CTL therapies with proactively selected, precisely defined targets. HLA molecules are proteins that play an important role in the immune system’s ability to recognize “self” versus “foreign.” There are numerous HLA types that vary from person to person. CD8+ CTLs, also known as killer T cells, are white blood cells that are part of the immune system and destroy infected, malignant, or otherwise damaged cells.

ExacTcell therapies are based on carefully selected, naturally occurring CTLs that are designed to recognize targets of interest from the body’s native T cell receptor pool, unlike genetically engineered T cell therapies. CD8+ CTLs in ExacTcell-based products target multiple and distinct antigens, with the aim to circumvent the impact of mutations in viruses and virally driven as well as sporadic cancer cells, which can render existing treatments focused on a single target ineffective. ExacTcell is designed to maximize the immunologic specificity of our products in order to eliminate malignant and virally infected cells while allowing healthy cells to remain intact. We believe this high degree of specificity has the potential to significantly reduce the chances of cross-reactivity or adverse impact on healthy cells. Our confidence in ExacTcell is reflected in our development pipeline, which has been carefully tailored to address the unmet needs of patient populations grappling with life-threatening viral diseases, cancers, and other disorders.

The first clinical product of ExacTcell, TVGN 489, is initially being developed to fill a critical gap in COVID-19 therapeutics for the immunocompromised and the high-risk elderly, with potential applications in both treatment and prevention of chronic, lingering symptoms of the disease (“Long COVID”). Viruses, including COVID-19, hijack cellular machinery to transform infected cells into virus production plants. Elimination of infected cells is necessary to allow them to be replaced by healthy, uninfected counterparts. TVGN 489 consists of CTLs designed to be active against multiple precise, well defined, and well characterized targets spread across the SARS-CoV-2 genome. The product progressed from pre-discovery to the clinic in less than 18 months, and in January 2023, we completed the Phase 1 proof-of-concept clinical trial of TVGN 489 for the treatment of ambulatory, high-risk adult COVID-19 patients. No dose-limiting toxicities or significant treatment-related adverse events were observed in the treatment arm. Secondary endpoints showed a rapid reduction of viral load and that infusion of TVGN 489 did not prevent the development of the patients’ own T cell-related (cellular) or antibody-related (humoral) anti-COVID-19 immunity. None of the treated patients reported progression of infection, reinfection, or the development of Long COVID during the six-month follow-up period. These clinical observations were mirrored by laboratory evidence of the persistence of TVGN 489 cells for at least six months after treatment. The results of the trial were published in Blood Advances in June 2024 following peer review. We believe these findings validate our initiative to develop off-the-shelf T cell therapies for outpatient administration, targeting diseases that affect large patient populations - for the very first time. We are planning a pivotal trial of TVGN 489 in COVID-19 patients with B cell malignancies, with studies of other highly vulnerable populations thereafter. TVGN 489 is also in development for treatment and prevention of Long COVID based on evidence of a persistent viral reservoir in Long COVID patients.

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

Our Strategy

Our goal is to have a positive impact on patients’ health and treatment equity by developing and commercializing personalized cell therapies to treat infectious disease, cancer, and other diseases. Our strategy is to target large or underserved patient populations for each pipeline product. Key elements of our strategy to advance toward this goal include the following:

●	Advancing the clinical development of TVGN 489 for the treatment of COVID-19 and Long COVID. We completed a Phase 1 proof-of-concept trial of TVGN 489 for the treatment of high-risk ambulatory adult COVID-19 patients in January 2023 and plan to launch a pivotal trial in COVID-19 patients with B cell malignancies. TVGN 489 is also in development for other highly vulnerable COVID-19 patients and sufferers of Long COVID. A Phase 2 treatment trial examining the safety and efficacy of TVGN 489 in individuals with Long COVID is currently under consideration.

●	Leveraging our ExacTcell technology to develop therapies for additional indications. In addition to TVGN 489, we are leveraging our ExacTcell technology to advance product candidates in virology, oncology, and other conditions. For example, our process identifies those peptide targets to which T cells respond. While currently focused on developing CTL products for the treatment of active disease, these same targets could be used preventatively in the form of a T cell vaccination.

●	Developing manufacturing capabilities, including through acquisitions. We will need to develop manufacturing capabilities for clinical and, if approved, commercial supply of our cell therapy products. Our efforts to develop manufacturing capability are currently focused on acquiring a manufacturing and research and development facility, including through collaboration with a potential facility development partner.

●	Forming strategic alliances, collaborating with partners, and entering into business combinations to augment our capabilities. We may pursue strategic alliances with other biopharmaceutical companies with well-established presences in the specialties we aim to target for our indications. This may include co-marketing, co-promotion, and co-development relationships, or a partnership with a diagnostics company to help improve availability of HLA testing (rapid testing in acute illnesses and prompt testing in more chronic conditions). We also intend to explore options to work with partners to augment the study and treatment of patients and the impact of our product candidates, including medical professionals, healthcare professional networks, pharmacy benefit managers, insurance companies, and artificial intelligence companies. In addition, from time to time we enter into letters of intent to explore potential acquisitions. For example, in March 2026, we entered into a letter of intent to acquire a greater than 50% economic ownership stake in a company with a clinical research organization (CRO).

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

ExacTcell focuses on the selection and expansion of naturally occurring, genetically unmodified CD8+ CTLs to target multiple, distinct, preselected antigenic peptides present only on virus-infected or malignant cells and to kill those cells. We believe that by relying on CD8+ CTLs, ExacTcell has the potential to produce an entirely new class of drugs that could present numerous benefits over existing platforms. In contrast to other approaches, ExacTcell enables a single, specific HLA molecule to be targeted in a clinical product and the specific target peptides to be known with certainty and precision. HLA molecules are proteins present on the cell surface that play an important role in the immune system’s ability to recognize “self” versus “foreign.” Specifically, HLA molecules present foreign antigens to T cells for eradication. There are numerous HLA types that vary from person to person.

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

Currently available allogeneic cell-based immunotherapy approaches include genetically unmodified T cells applied to the treatment of viruses early after transplant and genetically modified chimeric antigen receptor (“CAR”) T cells used to treat a selected subset of malignancies. We believe that to date, cellular therapy has not been harnessed to its full potential for clinical application. We believe that our proprietary approach will allow T cell products to be generated with a much higher target-specific CD8+ content and better-defined target specificity than existing commercially available approaches. Contrasted with our approach, the genetically unmodified T cells used after hematopoietic stem cell transplantation for the treatment of viral infections have used large viral proteins, pools of peptides, or infected cells to stimulate CTLs. These broader targets may stimulate both CD4+ and CD8+ T cell responses, resulting in more heterogeneous T cell products with little information regarding the specific peptide targets recognized by the T cells. By stimulating with only carefully selected smaller peptides that are known to bind to a single HLA-class I molecule and to be recognized by CTLs, our approach elicits a high degree of target-specific CD8+ responses, which we believe may result in improved outcomes as compared to these other approaches. Knowing the specific peptide targets also allows rapid identification of the impact of mutations on our CTL products. Having multiple targets within a product also blunts the impact of any one mutation.

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

As illustrated in the figure below, we begin the ExacTcell process by collecting cells from a healthy donor. T cells from the donor are exposed to the preselected targeted peptides and through a repetitive process of selection and expansion. CD8+ CTLs specific for the targeted, antigenic peptides become the major cellular component of the final product. The expansion of the antigen-specific CTLs is extensive enough to produce over 100, and up to hundreds, of doses from a single donor. Those doses can then be used to treat hundreds of patients who share the same HLA type.

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

In November 2023, FDA announced that it had “received reports of T-cell malignancies” in patients who received certain CAR T cell immunotherapies. In January 2024, FDA required a class-wide black box warning be added to the label of these CAR T products regarding this risk, and continues to recommend long-term monitoring. Currently approved autologous CAR-T platforms utilize the patient’s own T cells to manufacture their products. These cells have previously been exposed to cancer therapy and are genetically altered and subsequently expanded.

In contrast, CTLs generated using the ExacTcell technology come from a healthy donor with a normal immune system. ExacTcell CTLs are not genetically altered in the manufacturing process and although they expand during manufacture, this is the expected response of a T-lymphocyte when encountering its target antigen. Moreover, in contrast to CAR-T cell products, secondary malignancies have not been described in the unmodified T cell products given to hundreds of post-transplant patients. Although products from our ExacTcell technology are not designed to be genetically modified, they are still in the early stages of testing, and only limited human and laboratory study data are available regarding the risk profiles of our products. Allogeneic CAR-T approaches are in early-stage development, but concerns exist regarding side effects similar to autologous CAR-T, and additionally, the development of graft versus host disease with allogeneic CAR-T products, both of which we believe will be of lower risk with our technology.

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

The convenience of “off-the-shelf” – pre-manufactured and ready-to-use - therapy has the potential to offer timely and cost-efficient therapeutics by potentially eliminating the need for specialized medical facilities, unlike existing platforms. By producing products in which the active CD8+ T cell components are present at high concentrations, we believe relatively small volumes will be required, allowing our therapies to be easily and promptly delivered in the ambulatory setting as a very brief intravenous administration such as in a physician’s office.

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

In January 2023, we completed a Phase 1 proof-of-concept trial of TVGN 489 for the treatment of ambulatory high-risk adult COVID-19 patients. No dose-limiting toxicities or significant TVGN 489-related adverse events were observed in this trial at any of the four dosing levels tested. Secondary endpoint analysis showed a rapid reduction in COVID-19 viral load and that the infusion of TVGN 489 did not prevent the development of the patient’s own T cell-related (cellular) and antibody-related (humoral) anti-COVID-19 immunity. In addition, none of the patients in the treatment arm reported progression of infection, reinfection, or the development of Long COVID during the six-month follow-up period. Two patients on this trial were admitted for autologous and allogeneic hematopoietic stem cell transplantation within one month of treatment with TVGN 489, and neither patient developed evidence of recurrent COVID-19 despite the significant immunocompromised state related to transplantation. The TVGN 489 in the Phase 1 trial was formulated to match patients expressing HLA-A*02:01, the most common HLA type in the population.

We believe that TVGN 489 targets are less susceptible to viral mutations due to their small size than monoclonal antibody targets and less susceptible to drug resistance than antivirals. As evidence of this, despite selection of T cell targets in 2020, more than 95% of the targets for the HLA-A*02:01 TVGN 489 product targets have remained intact through March 2026. In contrast, most monoclonal antibodies were withdrawn from the market for lack of efficacy related to the lack of recognition of new variants, providing what we believe to be evidence of decreased susceptibility of TVGN 489 to viral mutation. In addition, knowing the precise peptide targets of our therapy helps allow rapid assessment regarding their preservation or loss as soon as new variants are sequenced. We check emerging COVID-19 variants against TVGN 489 targets on an ongoing basis.

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

The current COVID-19 landscape is also characterized by continued vaccine hesitancy among a significant portion of the population, unequal access to vaccines and treatment, lack of response in some immunocompromised and other high-risk groups, and breakthrough cases among the vaccinated due in part to increased immune evasion by current and emerging variants and the relatively short duration of protection by booster shots. We expect these circumstances to continue, which could adversely impact long-term community-level protective immunity. In addition, we believe that the expiration of the U.S. federal Public Health Emergency and U.S. government funding for COVID-19 testing, surveillance, and treatment could lead to higher pricing for diagnostics and therapeutics.

Only two antiviral agents, Paxlovid (nirmatrelvir with ritonavir) and Veklury (remdesivir), have been FDA-approved for the treatment of COVID-19, with Lagevrio (molnupiravir) available under emergency use authorization (“EUA”). While Paxlovid is indicated for treatment in individuals at high risk for viral progression, these drugs have not been specifically authorized for use in immunocompromised patients, creating a need for the development of novel therapies in this area. These therapies also present challenges for subsets of patients. Paxlovid is associated with many drug-drug interactions, resulting in the need to temporarily stop ongoing medications or seek alternative therapy and thereby making it difficult for some patients to take. This is especially true for patients taking multiple medications, which is often true of high-risk patients requiring anti-COVID-19 treatment. Paxlovid is also known to be associated with COVID-19 rebound, which has been calculated as high as 21% in ambulatory patients, according to a study published in the Annals of Internal Medicine in November 2023. Although the rate of rebound in high-risk subgroups is less well-documented, we anticipate it may be as high or higher in this group. Paxlovid also must be started within five days of symptom development to be effective. Remdesivir must be given within seven days and is only available in intravenous form, requiring three daily infusions in a treatment center. Remdesivir has also been associated with liver enzyme abnormalities and gastrointestinal side effects. Lagevrio (molnupiravir) is an anti-viral agent that has received emergency use authorization for the treatment of COVID-19, but is rarely used due to reports of limited efficacy. Monoclonal antibodies to the viral spike protein were introduced early in the pandemic for treatment of COVID-19 but typically have been rendered ineffective over time as the virus continues to evolve. One prophylactic monoclonal antibody for COVID-19 prevention, Pemgarda (Pemivibart), has received emergency use authorization for moderate to severely immune compromised patients. Whether this monoclonal antibody will remain more durable than other monoclonal antibody remains to be seen, although resistance to the drug has already been observed in some variants. No therapies have been approved to treat the underlying causes of the symptoms of Long COVID, and significant research is ongoing to determine why some patients fully recover while others develop long-term complications.

Key Advantages of TVGN 489

Given the persistence of COVID-19 and its effects and continued gaps in treatment, there is a clear need for alternatives to current therapeutic options for COVID-19. We have shown that TVGN 489 is less susceptible to viral mutations than monoclonal antibodies and thus able to overcome the increased immune evasion of current and emerging COVID-19 variants. We also believe TVGN 489 has the potential to be less susceptible to drug resistance than antivirals. As contrasted with existing therapies, TVGN 489 is designed to recognize multiple specific target peptides from distinct COVID-19 proteins, versus one or two targets typically derived only from the spike protein. Whereas other viral therapies buy time for natural immunity to emerge and definitively control the virus, TVGN 489 provides natural immunity directly and immediately to patients.

TVGN 489’s targets have also persisted in studied COVID-19 variants. We have observed TVGN 489’s targets to be generally retained, in nearly all cases at greater than a 95% level of retention, in the genome of all of the isolates of SARS-CoV-2 variants that we have studied to date. This is in significant contrast with the target loss of anti-spike monoclonal antibody therapies, which has led to the withdrawal of EUAs that had been granted during the now-expired COVID-19 National Public Health Emergency.

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

TVGN 489 is also designed to be fast acting, as the cells are fully mature and crafted to be primed to act as soon as they find their way to infected cells. All patients in the interventional arm of our Phase 1 clinical trial noted improved symptoms within two to three days, which is shorter than the average noted by patients in the observational arm, and there was a ≥ 99% viral load reduction in all patients by PCR within 14 days. The consistency of the resolution was suggestive of a treatment effect and the rapidity of nasal swab COVID-19 resolution was shown in a population where five individuals were on active immunosuppression for cancer (three with hematological malignancy, two with solid tumors) and one for lupus at the time of COVID-19 infection. Moreover, a more recent study showed that the median time to SARS-CoV-2 nasal swab PCR negativity was 72 days for patients with a hematologic malignancy highlighting the rapidity of response in the Tevogen phase I study. Two patients on the trial went on to stem cell transplantation, an immunosuppressive procedure, within a month of treatment. Neither experienced COVID-19 reactivation, which we believe further attests to the rapid acting nature of this product. When immunocompromised patients get sick from COVID-19, their current treatment regimens for existing conditions are often stopped. For oncology patients, this can be especially disruptive or even harmful to the curative potential of their treatment. Given TVGN 489’s design and these results, we believe TVGN 489 may allow immunocompromised patients to recover and be able to return to their pre-COVID-19 treatment regimen with minimal delays.

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

Identification of appropriate COVID-19 peptide targets for additional HLA molecules remains ongoing, and we plan to continue this testing until we are confident that between 90% and 95% of the COVID-19 infected population could be treated based on our research. We have completed final peptide selection for six HLA restrictions (HLA-A*02:01, HLA-A*01:01, HLA-A*03:01, HLA-A*11:01, HLA-A*23:01, and HLA-A*24:02), which we believe would cover approximately two thirds of the U.S. population. We believe generating these CTLs can provide treatment for SARS-CoV-2 or, with the appropriate targets, for other viral infections. Immunizing an individual to these specific targets could form the basis of helping to prevent a subsequent infection through a T cell vaccine. Target identification thus has the potential to assist with prevention as well as treatment. Over the last year, we have moved toward a more enclosed manufacturing process and increased the number of active CTLs in our candidates. In the proof-of-concept trial, TVGN 489 contained 68.5% SARS-CoV-2-specific CTLs. Modifications to the ExacTcell platform have increased the content of active CTLs to over 80% on a consistent basis.

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

The trial included two arms, with 12 patients in the treatment (or interventional) arm and 18 patients in the observational arm. Assignment to the interventional arm versus the observational arm was based on each patient’s HLA type. Patients expressing HLA-A*02:01, the most common HLA type in the population, matched the CTLs and were enrolled in the interventional arm. Patients in the treatment arm had been infected with either the delta variant or one of three omicron variants of COVID-19. Patients on the interventional arm had a higher median number of comorbid conditions, a higher incidence of immune compromise, and a higher number of patients who were unvaccinated or failed to respond to vaccination versus patients on the observational arm.

Each patient in the treatment arm received a single intravenous infusion of TVGN 489 within four days of diagnosis. Analysis of COVID-19 viral load showed that the patients were early in their COVID-19 disease course at the time of treatment. Patients were treated with TVGN 489 at one of four dose levels: 1 x 105/kg; 3 x 105/kg; 1 x 106/kg; or 3 x 106/kg. Patients treated on the first dosing level had the high-risk delta variant of COVID-19. These dose levels were chosen based on data regarding antiviral T cell therapy in hematopoietic transplant patients involving the administration of similar cell numbers. Three patients were enrolled at each dosing level with the option to enroll three more if a significant side effect was observed. Each dose level concluded with three patients rather than six and the treatment arm concluded with a total of 12 patients rather than 24, due to the absence of appreciable toxicities across all dose levels. The comparative arm, which was designed to end enrollment when treatment arm enrollment was completed, concluded with 18 patients, appreciably less than what would have occurred if the treatment group required additional enrollment. Observational arm patients received standard of care treatment, including monoclonal antibodies. Interventional arm patients were monitored in the hospital for four days before being discharged and then were observed daily at home for ten additional days and again at the one, two, three, and six-month anniversary of the initial infusion. Observational arm patients were monitored at home over the same interval.

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

In our Phase 1 clinical trial for TVGN 489, following infusion, peripheral blood of six patients was collected at various timepoints throughout the follow-up period. These samples were sent to Adaptive Biotechnologies (“Adaptive”) to evaluate the persistence of infused TVGN 489 in the patients following treatment, and Adaptive conducted analyses by sequencing protein chains of TCRs in the samples. Four of these patients had samples analyzed through the six-month end of study follow-up, and as seen in the figure below, Adaptive’s data showed persistence of T cells present in the TVGN 489 product but absent from the recipients prior to administration of TVGN 489. This subset of CTLs was found in all samples tested, including at the final study assessment at six months. The TCRs used to recognize TVGN 489’s peptides were also shown to be largely distinct from person to person, making it highly unlikely that the cells from later timepoints derive from anything other than the product in these five different patients. Taken together, we believe this data shows the persistence of TVGN 489 cells six months after administration.

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

We believe based on precedential industry examples, including in areas with high unmet needs or strong early phase clinical trial results, that we may be able to commence pivotal trials of TVGN 489 on the basis of the results of our completed Phase 1 trial. A pivotal trial is a trial designed to generate data sufficient to support the filing of an application for regulatory approval. Although the clinical trial process usually includes three phases, a pivotal trial may not necessarily be denoted as a Phase 3 clinical trial and instead may be a Phase 2 or Phase 2/3 clinical trial. We hope to begin a pivotal trial of TVGN 489 for the treatment of COVID-19 in select vulnerable populations with humoral immune suppression due to B cell malignancy or the treatment thereof. Patients with hematological malignancies continue to experience higher rates of hospitalization and death as compared to the general population and those with solid tumors. Increased mortality, hospitalization, and persistence of COVID-19 infection are higher in patients with B cell malignancies due to inadequate vaccination response and the immunosuppressive consequences of treatment received for B cell cancers. While the major acute outcomes of patients with hematological malignancies and COVID-19 have improved with increasing experience, for cancer patients who contract COVID-19, uninterrupted treatment is critical, as delays can impact long-term outcomes. Whereas treatment arm patients in our Phase 1 proof-of-concept clinical trial all had a single HLA type, we expect to treat patients in this pivotal trial who have any of the six most common HLA types, which we believe would represent between 60% and 65% of the population. The primary endpoint of this trial is planned to be reduction in SARS-CoV-2 viral load and reduction in the delays of cancer treatment. Secondary endpoints include the incidence and duration of hospitalization, intensive care unit admissions, hours on supplemental oxygen, mortality, COVID-19 recurrence, and Long COVID diagnosis. At this stage, however, we cannot be certain whether we will be permitted to move from a Phase 1 trial directly to a pivotal trial until FDA reviews and concurs with or rejects our proposed plans, and FDA may require us to conduct further trials to generate additional safety and efficacy data.

As development of TVGN 489 continues, we may also seek FDA’s RMAT designation for TVGN 489, which as explained in “Regulatory Environment - Expedited Development and Review Programs” below, is intended to facilitate efficient development and expedited review or potentially, the FDA Commissioner’s National Priority Voucher pilot program, which the FDA is exploring as a pathway to reduce review times, even as compared to other priority review programs, for candidates meeting certain criteria.

Other Target Patient Populations and Indications for TVGN 489

Although the majority of younger and healthier adults with COVID-19 avoid poor outcomes after infection without treatment, there remain subsets of the population (such as humorally suppressed patients with B cell malignancies, as described above) who are vulnerable to significant complications from COVID-19 because of a weak immune system or suboptimal responses to vaccines. Treatment of these individuals is an area of unmet need that we believe TVGN 489 therapy has the opportunity to fill. These target populations also include COVID-19 patients with a non-B-cell cancer indication, elderly and infirm acute COVID-19 patients, and those with immune suppression due to solid organ or hematopoietic transplantation or autoimmunity or treatment of these conditions. Regardless of age or comorbidity, individuals with Long COVID represent another critical area of unmet need. As noted above, these patients are among those with the greatest need for effective treatment. We believe that the safety and the clinical benefit data from our completed Phase 1 clinical trial in ambulatory, high-risk adult patients should be sufficient to serve as the basis for later-stage and potentially pivotal trials in these patient groups as well as for the prevention of Long COVID. However, whether such trials may serve as pivotal trials, the phase of these trials, and the dose level to be selected in each trial remains subject to discussions with and agreement by FDA.

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

Other Discovery Programs, Product Candidates and Indications

In addition to TVGN 489, we have several product candidates under early-stage development in virology, neurology, and oncology using our ExacTcell technology. For example, investigative work is also underway to develop product candidates targeted at human papilloma virus (“HPV”)-related diseases, including TVGN 920 in cervical cancer and TVGN 960 in oropharyngeal cancer, which is a type of mouth and throat cancer. Cervical cancer and oropharyngeal cancer are both commonly caused by HPV. According to the World Health Organization (the “WHO”), HPV is responsible for 99% of cervical cancers. Mouth and throat cancers are more diverse, but the WHO estimates that in the U.S., about 60% to 70% of oropharyngeal cancers are due to HPV. Although a vaccine for HPV exists, the National Cancer Institute estimates that as of 2023, only 57.3% of adolescents between the ages of 13 and 15 had received the recommended doses, estimated vaccination among older populations is lower, and the COVID pandemic has shown that significant portions of the population will avoid vaccination. We believe that as with other viral infections, the availability of both a preventative strategy and a treatment strategy is important to reduce incidence and impact of disease and we are investigating peptide candidates for HPV to further the development of TVGN 920 and TVGN 960. We are also beginning investigative work to develop TVGN 116, a product candidate targeted at chronic hepatitis B, with the hope of avoiding the need for liver transplant due to cirrhosis or liver cancer. While treatments for hepatitis B exist, these are generally not curative and require patient compliance for a lifetime. We believe that a single treatment with hepatitis B-specific CTLs may produce better treatment acceptance and compliance. We are also developing Epstein-Barr virus (“EBV”) specific CTLs for potential use in multiple sclerosis (“MS”) and EBV-associated lymphomas. Our TVGN 601 is being developed for MS, and our TVGN 930 is being developed for EBV-associated lymphomas. EBV is a common virus that infects over 90% of the world’s adult population, according to the WHO, and is mainly transmitted through saliva, but also through other body fluids such as blood and semen. EBV is the leading cause of infectious mononucleosis, and infects B-cells, a type of immune cell. Recent studies have suggested a potential link between infection with EBV and later onset of inflammation that causes MS, and EBV infection can lead to a variety of cancers and cancer-like disorders, including lymphomas, nasopharyngeal cancers, Post-Transplant Lymphoproliferative Disorder, and others. Given the widespread nature of EBV and the serious health problems it can cause, investigative work is underway to identify effective peptide targets for this virus to further the development of TVGN 601 and TVGN 930. Testing of EBV peptides in our laboratory is currently underway.

We believe that our ExacTcell approach also presents a novel and highly specific technique to combating virally induced cancers with T cell therapy. Unlike CAR-T or Bispecific T-cell Engager (BiTE) antibody approaches, which recruit a heterogeneous group of T cells to the tumor, our approach would instead focus a highly purified population of CTLs on the tumor, which we believe may provide more potential to accomplish the task of eradicating the cancer. Non-viral (sporadic) cancers may not always express an ideal T cell target on their own. However, it is possible to coat this sort of cancer cell with a well-recognized target peptide using monoclonal antibodies or liposomes. We believe this would allow our target specific CTLs to then attack the cancer cells. We also believe that our approach has the potential to eventually bring the benefits of cell therapies to first-line options in oncology, as well as to create products that may overcome current limitations of checkpoint inhibitors.

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

Our Team and History

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

In February 2024, Tevogen Bio Inc (n/k/a Tevogen Bio Inc.) (“Tevogen Bio”) completed a business combination with Semper Paratus Acquisition Corporation (“Semper Paratus”), a special purpose acquisition company, pursuant to which Semper Paratus changed its name from “Semper Paratus Acquisition Corporation” to “Tevogen Bio Holdings Inc.” and Tevogen Bio became a subsidiary of Tevogen Bio Holdings Inc. Tevogen Bio was established in June 2020 as a Delaware corporation, and Semper Paratus was incorporated as a Cayman Islands exempted company in April 2021.

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

TVGN 489 is being developed to fill the critical gaps that exist in COVID-19 therapeutics for the immunocompromised, the high-risk elderly, and Long COVID. Only one product has been FDA licensed to date for treatment of COVID-19 specific to the immunocompromised population. This treatment provides passive immunity in the form of high-titer COVID-19 convalescent plasma (“CCP”) , available from the non-profit blood donation center, OneBlood, serving the southeastern United States. Blood banks nationwide can request CCP from OneBlood, but it is unclear how long it takes to transport the therapy. In one trial, CCP was administered to young (median age 43 years) patients with few comorbidities other than multiple sclerosis or neuromyelitis optica, for which they were receiving anti-CD 20 therapy. Treated patients with persistent symptoms before therapy had resolution of fever in seven days and the majority had reduction of viremia after CCP treatment. In another trial of immune compromised patients with mild COVID-19 within seven days of infection, CCP did not prevent the evolution of SARS-CoV-2 mutations in either the treated or untreated groups, and only two of 117 patients studied had B cell deficiency. While the majority of patients had undergone solid organ transplantation, only one patient in the treatment group underwent allogeneic hematopoietic stem cell transplant, and there were minimal differences in outcomes between CCP-treated and non-treated groups. The only significant finding was a reduced rate of hospitalization in the CCP treatment group versus the non-treated group, with zero hospitalizations out of 59 patients versus five out of 58. In both of these studies, CCP was dosed multiple times. A randomized trial in immunocompromised patients with mild COVID-19, the result of which were published in March 2025, showed that treatment with CCP is associated with decreased rates of hospitalization and death. In the U.S., CCP therapy is an FDA licensed treatment through a blood donation center and is not marketed. Therefore, widespread availability if needed would be questionable.

Clinical trial data of other approved treatments in immunocompromised patients is limited. The National Institutes of Health’s COVID-19 Treatment Guidelines Panel, a group of clinical experts that developed guidance on COVID-19 care (the “NIH Panel Guidelines”), recommended prompt treatment of COVID-19 in non-hospitalized immunocompromised patients with antiviral drugs but acknowledged the limitations of these drugs and related research in such patients. Two antivirals are currently FDA-approved for COVID-19 treatment: Gilead Science’s Veklury® (Remdesivir) for the treatment of mild-to-moderate COVID-19 in hospitalized or non-hospitalized adults who are at high risk for progression to severe COVID-19, and Pfizer’s Paxlovid (Nirmatrelvir/Ritonavir tablets) for the treatment of mild-to-moderate COVID-19 in adults who are at high risk for progression to severe COVID-19. The NIH Panel Guidelines highlight the limitation of the insights that clinical trials conducted for Remdesivir and for Nirmatrelvir/Ritonavir tablets in broader populations can provide with respect to immunocompromised patients, as each trial enrolled only limited numbers of such patients. For example, a retrospective study examining the use of Nirmatrelvir/Ritonavir tablets in vulnerable individuals with COVID-19 included only 13.2% highly immunocompromised and 10.6% moderately immunocompromised patients with cancer, with cancer type and type immunosuppressive medications not otherwise specified. Although the NIH Panel Guidelines acknowledge observation in retrospective studies of “some potential benefits” of the use of Paxlovid for patients with “various immunocompromising conditions,” they also note that because the pivotal trial of Nirmatrelvir/Ritonavir tablets did not enroll many immunocompromised participants, “efficacy ... was not established for this population.” Based on our target product profile, therefore, we anticipate that these products may not be direct competitors in our target patient population. Moreover, we believe that TVGN 489’s anticipated single outpatient infusion may be easier to administer than Veklury’s multiple infusions over a number of days. Additionally, Paxlovid requires daily doses, has a significant number of drug interaction issues, as discussed in “COVID-19 Background” and noted by the NIH Panel Guidelines, and has experienced numerous patient reports of disease relapse or rebound, which in each case we do not anticipate for TVGN 489 based on its design and our Phase 1 proof of concept trial results. We do expect that these products may present direct competition in high-risk elderly patients, but we are initially targeting immunocompromised indications. Lagevrio (molnupiravir) is recommended as an alternative therapy for non-hospitalized adults with mild-to-moderate SARS-CoV-2 but only when preferred options (Paxlovid or Remdesivir) are not available, feasible, or clinically appropriate. There remains no documented effective treatments for Long COVID, with a recent study showing no benefit from the use of Paxlovid (Nirmatrelvir/Ritonavir tablets) in patients with Long COVID.

Monoclonal antibodies have also previously been considered promising as an effective therapeutic option for COVID-19, including in immunocompromised patients, and several had been granted EUAs. Most of these treatments have had their EUAs revoked by FDA due to lack of efficacy stemming from viral mutations. There are nonetheless ongoing efforts to develop additional anti-COVID monoclonal antibodies for treatment and prevention of COVID-19 infection. For example, in March 2024, Invivyd, Inc. received an EUA of its product, Pemgarda (pemivibart), a broadly neutralizing monoclonal antibody used for COVID-19 prevention in immunocompromised individuals who have not either been exposed to or developed active COVID infection. While press releases from Invivyd confirmed continued activity of Pemivibart against circulating strains of SARS-CoV-2, third-party research showed that inhibitory concentrations needed for neutralization of the JN.1 sublineages increased for Pemivibart, and that activity was substantially adversely impacted by the currently highest circulating variant at the time of the research.

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

More broadly, known companies developing virus-specific T cell therapies include Atara Biotherapeutics, Inc. (“Atara Bio”), whose Ebvallo (tabelecleucel) has received approval in Europe for treating a rare hematologic cancer caused by EBV. However, in a recent setback, the FDA declined approval for this therapy in the U.S. in January of 2026. AlloVir, Inc. (“AlloVir”), which merged with Kalaris Therapeutics, Inc. (“Kalaris”) in March 2025, was another company developing allogeneic T cell therapies for viral diseases. Following the merger, the company focuses on ophthalmological products. Neither Atara Bio nor Kalaris has an active development program for the treatment of COVID-19. AlloVir conducted a Phase 1b trial of an allogeneic, partially HLA-matched product candidate in COVID-19 and reported results of the trial in 2021 but did not continue clinical development. One patient in the trial experienced a recurrence of the disease and died four weeks after treatment. Atara Bio paused development of its T cell therapy, ATA188, after announcing in November 2023 that the Phase 2 trial of ATA188 targeting EBV-infected B cells and plasma cells in progressive forms of multiple sclerosis failed to meet efficacy or biomarker endpoints. ATA188 targets only three latent EBV proteins, whereas our CTL peptide targets are selected from all proteins expressed at the appropriate point in the viral life cycle, whether unique to that point in the viral life cycle or not. This approach provides far more immunologic targets and thus more opportunities for viral control. In addition, ATA188 is generated against targets restricted by several HLA alleles, which is likely to reduce the functional dose of drug targeting any one HLA allele, as contrasted with CTLs developed with ExacTcell, which are generated against a single HLA specificity and therefore allow a more precise understanding and control of dosage.

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

We continue to build our intellectual property portfolio and seek to protect our proprietary position by, among other things, filing patent applications. Our patent estate includes patents and patent applications with claims relating to our product candidates, methods of use, and methods of preparing the product candidates. As of March 27, 2026, our U.S. intellectual property portfolio includes three U.S. patents relating to TVGN 489 for the treatment of COVID-19, nine pending U.S. patent applications, including two patent applications relating to the treatment of COVID-19, six relating to the treatment of other viruses or cancer, and one related to artificial intelligence-driven T cell target identification and receptor engagement, as well as thirteen ex-U.S. patent applications, including applications in Australia, Canada, Europe, Japan, Qatar, United Arab Emirates, and the Patent Cooperation Treaty (PCT) directed at viral specific T cells, methods of treating and preventing viral infections, methods for developing CD3+CD+ cells against multiple viral epitopes for the treatment of viral infections, and systems for predicting immunologically active peptides with machine learning models, which have anticipated expiration dates through December 16, 2044.

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

In addition, we own a registered trademark for “Tevogen Bio” (and design), and have applied for a registered trademark protection for “AdapTcell”, “ExacTcell”, “PredicTcell”, and “Tevogen.AI” (and logo) with the USPTO.

Human Capital Resources

Our success depends on our ability to attract and retain highly qualified management and personnel. As of March 27, 2026, we had 18 full-time and no part-time employees. We value a work culture that encourages employees, contractors, and vendors to contribute their unique and diverse perspectives, to harness optimism and creativity, and to be ready to learn and develop solutions towards a common and greater purpose of developing accessible immunotherapies. Our work culture is centered around four “CORE” values: Curiosity, Optimism, Respect, and Equality. We believe it is essential and necessary that these values are instilled and maintained in each of our employees to foster a collaborative culture. At our current size, ensuring this culture is primarily achieved through the recruitment process. Talent recruitment at our current stage is setting the foundation for further company growth. When attracting talent, we ensure that every job description mentions our core values, and the importance of these values in achieving our mission. Beyond evaluating experience, job applicants are also evaluated based on their values and passions. We believe it is necessary that each employee represents our four core values. As our employee numbers increase, we plan to create more defined programs to further enhance our company culture and retention of personnel.

Facilities

Our corporate headquarters are located in Warren, New Jersey, and consist of 13,242 square feet dedicated to corporate, operational, and pre-commercial activities under a lease that expires February 28, 2033. We also have one research and development facility located in Philadelphia, which is a shared facility with laboratory space dedicated to us that is focused on preclinical and pharmacodynamic activities.

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

For cellular products, FDA will not approve the product if the manufacturer is not in compliance with the GTPs, to the extent applicable. GTPs are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissue, and cellular and tissue-based products (“HCT/Ps”), which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue-based products are manufactured in a manner designed to prevent the introduction, transmission, and spread of communicable disease. FDA regulations also specify how HCT/P establishments must register and list their HCT/Ps with FDA and how they must evaluate donors through screening and testing, where applicable.

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

There have been judicial challenges to certain aspects of the ACA, as well as efforts by Congress to modify, and by agencies to alter the implementation of, certain aspects of the ACA. For example, Congress eliminated the tax penalty for failure to comply with the ACA’s individual mandate to carry health insurance. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D to close the coverage gap in most Medicare drug plans, commonly referred to as the donut hole (this existing coverage gap program is sunset by the Inflation Reduction Act beginning in 2025 and replaced with a new manufacturer discount program).

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

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. For example, the Inflation Reduction Act introduces several changes to the Medicare Part D benefit, including a limit on annual out-of-pocket costs and a change in manufacturer liability under the program which could negatively affect the profitability of our product candidates. The IRA sunsets the current Part D coverage gap discount program starting in 2025 and replaces it with a new manufacturer discount program. Failure to pay a discount under this new program will be subject to a civil monetary penalty. In addition, the IRA established a Medicare Part B inflation rebate scheme effective January 2023 and a Medicare Part D inflation rebate scheme effective October 2022, under which, generally speaking, manufacturers will owe rebates if the price of a Part B or Part D drug increases faster than the pace of inflation. Failure to timely pay a Part B or D inflation rebate is subject to a civil monetary penalty. The IRA also created a drug price negotiation program under which the prices for Medicare units of certain high Medicare spend drugs and biologicals without generic or biosimilar competition will be capped by reference to, among other things, a specified non-federal average manufacturer price starting in 2026. Failure to comply with requirements under the drug price negotiation program is subject to an excise tax and/or a civil monetary penalty. Congress continues to examine various policy proposals that may result in pressure on the prices of prescription drugs with respect to the government health benefit programs and otherwise. The IRA or other legislative changes could impact the market conditions for our product candidates.

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

Information About Our Executive Officers

The table below sets forth certain information concerning our executive officers serving as of the filing of this Annual Report:

Name	Age	Current Position
Dr. Ryan Saadi	61	Chief Executive Officer, Chairperson and Director
Kirti Desai	69	Chief Financial Officer
Dr. Neal Flomenberg	72	Chief Scientific Officer and Global R&D Lead
Sadiq Khan	64	Chief Commercial Officer

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

We are relying in part on an additional $7.0 million of grant funding that we have not yet received to meet our liquidity needs.

Our primary sources of funds to meet our near-term liquidity and capital requirements include cash on hand, amounts available under the Loan Agreement (as defined below), proceeds from sales of Common Stock under our Sales Agreement with A.G.P./Alliance Global Partners (the “Sales Agreement”), and an additional $7.0 million of grant funding we expect to receive in 2026 from KRHP LLC, a New Jersey limited liability company (“KRHP”). In January 2025, we received a grant of $2.0 million from KRHP to further our development of off-the-shelf, genetically unmodified precision T cell therapeutics to treat infectious diseases and cancers. In August 2025, we received a grant of $1.0 million from KRHP to advance Tevogen.AI. KRHP also committed to provide an additional $7.0 million of grant funding to the Company to be used towards the Company’s ongoing operational expenses.

We are relying in part on the additional grant funding to help meet our liquidity needs. Even if we receive all of such proceeds, we will still need more capital to fully implement our business, operating, and development plans, in addition to proceeds from sales of Common Stock under our Sales Agreement. At this time, we have not secured any additional financing. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. If we do not obtain additional capital on terms satisfactory to us, or at all, it may cause us to delay, curtail, scale back or forgo some or all of our research and development or business operations, which could have a material adverse effect on our business and financial results.

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

As a result of our cash balance, as well as our history of operating losses and negative cash flows from operations combined with our anticipated use of cash to, among other things, fund the preclinical and clinical development of our products, identify and develop new product candidates, and seek approval for TVGN 489 and our other product candidates and any other product candidates we develop, we will require substantial additional financing to pursue our business objectives and fund our operations. Our future viability as an ongoing business is dependent on our ability to generate cash from operating activities or to raise additional capital to finance our operations.

As reflected in our balance sheets, we have significant accounts payable, accrued expenses and other liabilities. Proceeds from any capital-raising transactions may be used to reduce our accounts payable accrued expenses and other liabilities. However, there can be no assurance that we will raise sufficient funds to eliminate such amounts.

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

Furthermore, we may not successfully or cost-effectively design and implement preclinical and clinical trials that achieve our desired clinical endpoints efficiently, or at all. A clinical trial that is not well designed may delay or prevent initiation or completion of the trial, can lead to increased difficulty in enrolling patients, may make it more difficult to obtain regulatory approval for the product candidate on the basis of the study results, or, even if a product candidate is approved, could make it more difficult to commercialize the product successfully or obtain reimbursement from third-party payors. Additionally, a trial that is not well-designed could be inefficient or more expensive than it otherwise would have been, or we may incorrectly estimate the costs to implement the clinical trial, which could lead to a shortfall in funding. We also expect to continue to rely on third parties to conduct our pivotal clinical trials. See “- Risks Related to Reliance on Manufacturing and Third Parties.” If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain marketing approval for or commercialize TVGN 489 any future product candidates we develop, and our business could be materially harmed. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop.

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

We may also seek other accelerated approval pathways for our product candidates, which face some of the same risks as seeking RMAT designation, and may not be successful or actually result in expedited review or approval. One of these programs is the FDA Commissioner’s National Priority Voucher pilot program, which additionally is new and has only seen 18 products receive vouchers and one product see FDA approval as of December 2025, therefore presenting additional unknown risks.

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

Failure to comply with these laws may result in, among other things, civil and criminal liability, negative publicity, damage to our reputation, and liability under contractual provisions. In addition, compliance with such laws may require increased costs to us or may dictate that we not offer certain types of services in the future.

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

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and federal and state transparency laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. These laws, described in further detail in “Regulatory Environment - Healthcare Regulation - Other Healthcare Laws and Compliance Requirements,” include:

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

We may not realize the benefits of any acquisitions, strategic alliances, or similar arrangements that we enter into.

In the future, we may seek and form strategic alliances, create joint ventures or collaborations, or enter into acquisitions or licensing arrangements with third parties that we believe will complement or augment our existing technologies and product candidates, including other pharmaceutical companies and CROs.

These transactions can entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. As a result, if we enter into acquisition or in-license agreements or strategic partnerships, we may not consummate the transactions on a timely basis or at all, and may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture, which could delay our timelines or otherwise adversely affect our business. We also cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction or such other benefits that led us to enter into the arrangement.

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

The market price of our Common Stock and Warrants has been and is likely to continue to be volatile. The stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance or prospects of particular companies. As a result of this volatility, you could lose all or part of your investment. Many factors may have a material adverse effect on the market price of our securities, including, but not limited to:

●	the commencement, enrollment, delay, or results of our ongoing or future clinical trials, or changes in the development status of our product candidates;
●	our decision to initiate, not to initiate, or to terminate a clinical trial;
●	unanticipated serious safety concerns related to the use of our product candidates;
●	any delay in our regulatory filings for our product candidates and any adverse or perceived adverse development with respect to the applicable regulatory authority’s review of such filings;
●	regulatory actions, including failure to receive regulatory approval, with respect to our product candidates or our competitors’ products or product candidates;
●	our failure to commercialize our products;
●	our failure to utilize AI technologies in the development of our product candidates;

●	the success of competitive products or technologies;
●	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, collaborations, capital commitments, significant development milestones, or product approvals;
●	our failure to obtain new commercial partners;
●	our failure to obtain adequate manufacturing capacity or product supply for any approved product or inability to do so at acceptable cost;
●	our failure to achieve expected product sales and profitability;
●	regulatory or legal developments applicable to our product candidates;
●	the level of expenses related to our product candidates or clinical development programs;
●	significant lawsuits, including without limitation patent or stockholder litigation;
●	the impact of the incidence and development of COVID-19 on our business and product candidates;
●	any changes in our Board of Directors (the “Board”) or senior management;
●	actual or anticipated fluctuations in our cash position or operating results;
●	changes in financial estimates or recommendations by securities analysts;
●	fluctuations in the valuation or financial results of companies perceived by investors to be comparable to us;
●	inconsistent trading volume levels of our shares;
●	announcement or expectation of additional financing efforts;
●	sales of Common Stock by us, our executive officers or directors, or our stockholders, including under our Sales Agreement;
●	fluctuations and market conditions in the U.S. equity markets generally and in the biotechnology sector;
●	general economic, political and social conditions; and
●	other events or factors, many of which are beyond our control, or unrelated to our operating performance or prospects.

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

If we fail to meet Nasdaq’s continued listing requirements, our Common Stock and our outstanding public warrants to purchase Common Stock could be delisted.

Our Common Stock and our Warrants are listed on Nasdaq. We are required to meet specified financial and other requirements in order to maintain such listing, including a requirement that the closing bid price for our Common Stock remain above $1.00 and that the market value of our Common Stock is at least $50 million and the market value of publicly held shares of our Common Stock is at least $15 million.

On September 23, 2025, we received a notification letter from Nasdaq’s Listing Qualifications Staff notifying us that the closing bid price for our Common Stock had been below $1.00 for the previous 30 consecutive business days and that we therefore are not in compliance with the minimum bid price requirement for continued inclusion on Nasdaq under Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”). On March 20, 2026, we received written notice (the “Notification Letter”) from Nasdaq that the Company had regained compliance with the Bid Price Requirement. The Notification Letter was sent following the implementation of a 1-for-50 reverse stock split of the Company’s Common Stock (the “Reverse Split”), which became effective on March 6, 2026.

There is no guarantee that we will maintain compliance with the Bid Price Requirement. If we are once again notified by Nasdaq that we are not in compliance with the Bid Price Requirement we do not regain compliance by the compliance deadline, we may be eligible for an additional 180 calendar days, provided that we submit an online transfer application to transfer the listing of our Common Stock to the Nasdaq Capital Market, submit an application fee, and meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except the bid price requirement. In addition, we will be required to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. If it appears to Nasdaq that we will not be able to cure the deficiency during the second compliance period, or if we determine not to submit a transfer application or make the required representation, Nasdaq will provide written notice to us that our Common Stock will be subject to delisting. In the event of such notification, we may appeal Nasdaq’s determination to delist its securities, but there can be no assurance that Nasdaq would grant our request for continued listing.

There can be no assurance that we will be able to maintain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

If we fail to maintain compliance with the requirement to maintain a minimum closing bid price of $1.00 per share or to meet other Nasdaq continued listing requirements, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of our securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if our securities were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

We have previously failed to timely file certain periodic reports with the SEC. Potential future delays in the filing of our reports with the SEC pose significant risks to our business, and could materially and adversely affect our financial condition and results of operations.

We did not timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 or our Form 10-Q for the quarterly period ended March 31, 2024 and missed the initial deadline for the filing of our Form 10-Q for the quarterly period ended September 30, 2024 and our Form 10-K for the fiscal year ended December 31, 2024. While we are now current in our filing of periodic reports under the Exchange Act, there is no assurance that in the future our reporting will always be timely. Our access to financing may be impaired by any untimely filing of our periodic reports. For example, we will not be eligible to register the offer and sale of our securities using a short-form registration statement on Form S-3 unless we have timely filed all periodic reports required under the Exchange Act for a period of twelve calendar months and any portion of a month immediately preceding the filing of such registration statement. In addition, in the event the filing of our periodic reporting is delayed in the future, we may experience a material adverse effect on our ability to grow our business.

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

We have issued and in the future may issue additional shares of our Common Stock or other equity securities without your approval, which would dilute your ownership interests and may depress the market price of your shares.

We have issued and sold shares of our Common Stock under our Sales Agreement and in the form of equity awards of to our officers and directors. We may issue additional shares of our Common Stock or other equity securities of equal or senior rank in the future in connection with, among other things, raising additional capital, future acquisitions, repayment of outstanding indebtedness, or award issuances under the Tevogen Bio Holdings Inc. 2024 Omnibus Incentive Plan, without stockholder approval, in a number of circumstances. The additional shares or other securities convertible into or exchangeable for our public shares may be offered at prices that may not be the same as the price per share paid by other investors. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which the additional shares or securities convertible or exchangeable into public shares, will be sold in future transactions may be higher or lower than the price per share paid by other investors. If any of the above should occur, our stockholders will experience additional dilution, and any such issuances may result in downward pressure on the price of our Common Stock.

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

Our business and operations could be negatively affected if we become subject to any securities litigation or stockholder activism, which could cause us to incur significant expense, hinder execution of business and growth strategy and impact its stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of our Common Stock or other reasons may in the future cause it to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and Board’s attention and resources from our business. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

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

Although we have remediated one material weakness as of December 31, 2025 and we continue to evaluate steps to remediate the remaining material weakness, the material weakness will not be considered remediated until our plan has been fully implemented, the applicable controls are fully operational for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. At this time, we cannot predict the success of such efforts or the outcome of future assessments of the remediation efforts. If the material weakness is not remediated, or if we generally fail to establish and maintain effective internal controls appropriate for a public company, we may be unable to produce timely and accurate financial statements, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price. In addition, these remediation measures may be time consuming and costly.

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

To address the material weakness, we intend to hire additional accounting personnel with appropriate expertise in accounting and reporting under U.S. generally accepted accounting principles (“GAAP”) and SEC regulations in order to perform appropriate risk assessment procedures to evaluate risks of material misstatement.

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

Our executive officers, directors, and principal stockholders and their affiliates beneficially own approximately 81% of the outstanding shares of Common Stock and our Chief Executive Officer, Dr. Ryan Saadi, beneficially owns approximately 62% of the outstanding shares of Common Stock. As a result, these stockholders exercise a significant level of control over all matters requiring stockholder approval, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from our investors and may vote in a way with which our investors disagree. In addition, under the Nasdaq rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and need not comply with certain requirements, including the requirement that a majority of the board of directors consist of independent directors and the requirements that our compensation and nominating and governance committees be composed entirely of independent directors. We currently take advantage of certain of these exemptions. For so long as we qualify as a “controlled company,” we maintain the option to rely on some or all of these exemptions. If we rely on these exemptions, we may not have a majority of independent directors and our compensation and nominating and governance committees may not consist entirely of independent directors. Accordingly, in the event we elect to rely on these exemptions in the future, our stockholders would not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control, could deprive our stockholders of an opportunity to receive a premium for their Common Stock as part of a sale, and might ultimately affect the market price of our Common Stock.

We may redeem a warrant holder’s unexpired warrants prior to their exercise at a time that may be disadvantageous to such warrant holder, thereby making its warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of Common Stock equals or exceeds $900.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like for certain issuances of public shares and equity-linked securities for capital raising purposes in connection with the closing of its initial business combination) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. We may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force a warrant holder to: (i) exercise its warrants and pay the exercise price at a time when it may be disadvantageous for such warrant holder to do so; (ii) sell its warrants at the then-current market price when a warrant holder might otherwise wish to hold its warrants; or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of a warrant holder’s warrants.

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

As of the date of this Annual Report, we are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected our business strategy, results of operations, or financial condition or are reasonably likely to have such a material effect. While we have implemented a cybersecurity program, the techniques used to infiltrate information technology systems continue to evolve. Accordingly, we may not be able to timely detect threats or anticipate and implement security measures adequate to prevent cybersecurity incidents or fully mitigate their impact. For additional information regarding risks relating to privacy and cybersecurity, see “Item 1A-Risk Factors”.

Item 2. Properties.

Our corporate headquarters are located in Warren Township, New Jersey, and consist of 13,242 square feet dedicated to corporate, operational, and pre-commercial activities under a lease that expires February 28, 2033. We also have one research and development facility located in Philadelphia, which is a shared facility with laboratory space dedicated to us that is focused on preclinical and pharmacodynamic activities.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock and public warrants began trading on Nasdaq under the symbols “TVGN” and “TVGNW.” As of March 27, 2026, there were approximately 36 holders of record of our Common Stock and 4,164,205 shares of Common Stock outstanding. We are unable to estimate the total number of stockholders represented by these record holders, as many of our shares are held by brokers and other institutions on behalf of our stockholders. We have never paid cash dividends on our capital stock and we do not anticipate paying any regular cash dividends in the foreseeable future.

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

To date, we have not generated any revenue. Our net loss for the years ended December 31, 2025 and 2024 was $26.3 million and $13.7 million, respectively. Net loss for the year ended December 31, 2025 was primarily attributable to non-cash, stock-based compensation expense, salaries and outside services. As of December 31, 2025, we had cash of $0.6 million.

On February 14, 2024, we entered into a securities purchase agreement with The Patel Family, LLP (the “Patel Family”) pursuant to which the Patel Family purchased 500 shares of our Series A Preferred Stock for an aggregate purchase price of $2.0 million. On March 27, 2024, we entered into an Amended and Restated Securities Purchase Agreement with the Patel Family pursuant to which we amended and restated the original agreement and the Patel Family agreed to purchase 600 shares of our Series A-1 Preferred Stock for an aggregate purchase price of $6.0 million, of which $3.0 million has been received through the date of this Annual Report. As of the date of this Annual Report, a payment date for the remaining $3.0 million has not been set. On August 21, 2024, we entered into a securities purchase agreement with the Patel Family, pursuant to which the investor purchased 600 shares of our Series C Preferred Stock for an aggregate purchase price of $6.0 million.

As described in more detail in “Liquidity and Capital Resources-Funding Requirements” below, on June 6, 2024, we entered into a Loan Agreement (the “Loan Agreement”) with the Patel Family providing for (i) an unsecured line of credit facility (the “Facility”), pursuant to which the Patel Family agreed to lend us up to an initial amount of $36.0 million (the “Maximum Loan Amount”) of term loans in $1.0 million increments on a monthly basis, over a draw period of thirty-six months, and (ii) a contingent option for the Patel Family to purchase at least $14.0 million of our Common Stock in a future private placement (the “Optional PIPE”). The Loan Agreement also contains a contingent option for the Patel Family to purchase at least $14.0 million of our Common Stock plus up to the then-remaining available amount under the Facility, in a future private placement if the ten-day trailing volume weighted average price per share of the Common Stock (the “Trailing VWAP”) reaches $500.00 per share. Pursuant to the terms of the Loan Agreement, we also issued to the Patel Family 20,000 shares of Common Stock as a commitment fee (the “Commitment Shares”), subject to forfeiture by the Patel Family of the Commitment Shares or an equal number of shares of Common Stock in the event the Patel Family fails to (i) make a deposit under the Facility when due or (ii) pay the purchase price for the Optional PIPE within 30 days after the Threshold Price Notice Date (as defined in the Loan Agreement) in the event we have satisfied all applicable closing conditions.

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

On July 3, 2025, we entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”), pursuant to which we may issue and sell from time to time up to $50,000,000 of Common Stock through the Agent as the Company’s sales agent. Sales of the Company’s Common Stock through the Agent, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-288218) filed on June 20, 2025 with the Securities and Exchange Commission and declared effective on June 26, 2025, the base prospectus filed as part of such registration statement, and the prospectus supplement dated July 3, 2025.

On March 3, 2026, we filed a Certificate of Amendment to our Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-50 reverse stock split of our Common Stock (the “Reverse Stock Split”), which was effective as of March 6, 2026 (the “Effective Date”). The Common Stock began trading on Nasdaq on a post-split basis at the open of business on the Effective Date.

Based on cash on hand as of the date of this Annual Report of approximately $0.6 million, net proceeds of $0.9 million received from sales of Common Stock under the Sales Agreement subsequent to December 31, 2025, combined with the amounts available under our Loan Agreement, and the $7.0 million of additional committed grant funding from KRHP, we have concluded that we have sufficient cash to fund our operations for at least the next 12 months from the issuance date of our consolidated financial statements.

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

We expect that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization efforts, and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers, accountants, and recruitment firms, among other expenses. Increased costs associated with being a public company also include expenses related to services associated with maintaining compliance with SEC and Nasdaq requirements, insurance, and investor relations costs. If any of our current or future product candidates obtains marketing approval, we expect that we would incur significantly increased expenses associated with sales and marketing efforts.

Interest Expense, Net

Interest expense, net consists primarily of interest on our former convertible promissory notes and Loan Agreement, partially offset by interest earned on bank deposits. (See “-Liquidity and Capital Resources-Sources of Liquidity” below.)

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

Change in Fair Value of Warrants

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

Loss on Issuance of Commitment Shares

Our other expenses consist of losses on the issuance of the Commitment Shares for the year ended December 31, 2024 associated with the Loan Agreement. Since we intend to elect the fair value option for future draws under the Loan Agreement, we expense all issuance costs associated with the Loan Agreement, which are comprised of the fair value of the Commitment Shares as well as the issuance date fair value of the $14 million Purchase Option and Additional Amount Purchase Option. For more information about the Loan Agreement, see “-Liquidity and Capital Resources-Funding Requirements” below.

Income Tax Provision

Since inception, we have incurred significant net losses. As of December 31, 2025, we had net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of $43.1 million and $45.4 million, respectively. We have provided a valuation allowance against the full amount of our net deferred tax assets since, in the opinion of our management, based upon our historical and anticipated future losses, it is more likely than not that the benefits will not be realized.

Our utilization of our NOLs may be subject to a substantial annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, respectively, as well as similar state provisions.

Results of Operations

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Operating expenses:
Research and development	$11,111,586	$31,033,276
General and administrative	15,028,929	22,531,212
Total operating expenses	26,140,515	53,564,488
Loss from operations	(26,140,515)	(53,564,488)
Interest expense, net	(195,618)	(184,037)
Merger transaction costs	-	(7,499,353)
Change in fair value of warrants	60,701	(58,180)
Change in fair value of convertible promissory notes	-	48,468,678
Loss on issuance of commitment shares	-	(890,000)
Net loss	$(26,275,432)	$(13,727,380)

Research and Development Expenses

We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Personnel costs	$2,285,015	$466,955
Stock-based compensation	7,329,355	27,012,127
Other clinical and pre-clinical development expenses	583,777	2,584,651
Facilities and other expenses	913,439	969,543
Total research and development expenses	$11,111,586	$31,033,276

Research and development expenses for the year ended December 31, 2025 were $11.1 million, compared to $31.0 million for the year ended December 31, 2024. The decrease was primarily attributable to lower non-cash stock-based compensation expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Personnel costs	$1,984,144	$1,725,326
Stock-based compensation	8,893,506	13,752,010
Legal and professional fees	3,753,997	6,636,232
Facilities and other expenses	397,282	417,644
Total general and administrative expenses	$15,028,929	$22,531,212

General and administrative expenses for the year ended December 31, 2025 were $15.0 million compared to $22.5 million for the year ended December 31, 2024. The decrease was primarily attributable to lower legal and professional fees and non-cash stock-based compensation expense.

Interest Expense, Net

We recognized $0.2 million in interest expense for the years ended December 31, 2025 and 2024, respectively, which was attributable primarily to the outstanding balance on the Facility and the outstanding principal balance associated with our convertible promissory notes that converted into Common Stock in connection with the Closing, respectively.

Merger Transaction Costs

Merger transaction costs in excess of cash received from the Business Combination of $7.5 million were recognized as period expenses for the year ended December 31, 2024.

Change in Fair Value of Warrants

We recognized a gain on change in fair value of derivative warrant liabilities of $60,701 during the year ended December 31, 2025 and a loss of $58,180 during the year ended December 31, 2024. The change in value during these periods was largely attributable to the changes in the price of underlying Common Stock and risk-free rates and decreases to the time until expiration of the warrants.

Change in Fair Value of Convertible Promissory Notes

There was no non-cash gain or loss recognized in the year ended December 31, 2025 in relation to our convertible promissory notes. We recognized a non-cash gain of $48.5 million for the change in fair value of the convertible promissory notes for the year ended December 31, 2024. The non-cash gain in the year ended December 31, 2024, was primarily a result of the increase in the underlying estimated fair value of our Common Stock during the year ended December 31, 2023 compared to a decrease in the underlying estimated fair value of our Common Stock from January 1, 2024 to the settlement of the convertible promissory notes upon the Closing.

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

A reconciliation of loss from operations to adjusted loss from operations is set forth below.

	Year Ended December 31,
	2025	2024
Loss from operations	$(26,140,515)	$(53,564,488)
Less: Stock-based compensation	16,222,861	40,764,136
Adjusted loss from operations	$(9,917,654)	$(12,800,352)

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2025 we had $0.6 million in cash, as compared to $1.3 million in cash as of December 31, 2024. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from the sale of convertible promissory notes and preferred stock, funds drawn on the Loan Agreement, grant funding, and proceeds from sales of Common Stock under the Sales Agreement. Since January 2021, we have raised aggregate gross proceeds of $24.0 million from the sale of convertible promissory notes, $2.0 million from the sale of our Series A Preferred Stock, $3.0 million from deposits related to the future sale of our Series A-1 Preferred Stock, and $6.0 million from the sale of our Series C Preferred Stock. In June 2024, we entered into the Loan Agreement, which provided up to $36.0 million of term loans that can be drawn in $1.0 million increments each month over thirty-six months, as described below. As of December 31, 2025, we had drawn $4.4 million with a remaining $18.0 million available for future financing over the remaining 18 months of the draw period. In January and August 2025, we received a grant of $2.0 million and $1.0 million, respectively, and have a remaining commitment of a grant of $7.0 million from KRHP. In addition, in June 2025, we received a capital contribution of $500,000 from Dr. Ryan Saadi, our Chairman and Chief Executive Officer.

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

Between July 3, 2025 and December 31, 2025, the Company sold an aggregate of approximately 130,000 shares of Common Stock under the Sales Agreement at a weighted average price per share of $37.50 on a post-Reverse Stock Split basis, resulting in gross proceeds of approximately $5.0 million. After deducting total expenses of approximately $140,000, including commission to the Agent of approximately $125,000, net proceeds to the Company were approximately $4.9 million.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024:

	Year ended December 31,
	2025	2024
Cash provided by (used in)
Operating activities	$(12,328,577)	$(11,998,730)
Investing activities	(64,439)	-
Financing activities	11,662,393	12,229,328
Net change in cash	$(730,623)	$230,598

Cash Flows from Operating Activities

During the year ended December 31, 2025, we used $12.3 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $26.3 million offset by non-cash stock-based compensation expense, depreciation expense, and the net change in our operating assets and liabilities attributable to the timing of our payments to our vendors for research and development activities.

During the year ended December 31, 2024, we used $12.0 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $13.7 million offset by $1.7 million in non-cash stock-based compensation expense, depreciation expense, and the net change in our operating assets and liabilities attributable to the timing of our payments to our vendors for research and development activities.

Cash Flows from Investing Activities

During the year ended December 31, 2025, we used $0.1 million of net cash in investing activities attributable to $0.1 million in purchases of property and equipment.

During the year ended December 31, 2024, we did not have any cash flows from investing activities.

Cash Flows from Financing Activities

During the year ended December 31, 2025, we received $11.7 million of net cash from financing activities attributable to $3.4 million in draws on the Loan Agreement, $3.0 million attributable to KRHP grants, $500,000 in capital contributions from Dr. Saadi, and $4.9 million in proceeds pursuant to the Sales Agreement, net of offering costs.

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

Funding Requirements

Our primary sources of funds to meet our near-term liquidity and capital requirements include cash on hand, our access to an unsecured line of credit (limited to a $1.0 million monthly draw) under the Loan Agreement described below, potential future sales of Common Stock under the Sales Agreement, and the $7.0 million of grant funding that KRHP has committed to provide to be used towards the Company’s ongoing operational expenses. On February 14, 2024, we entered into a securities purchase agreement with an investor pursuant to which the investor agreed to purchase shares of our Series A Preferred Stock for an aggregate purchase price of $8.0 million. On March 27, 2024, we entered into an agreement pursuant to which that amount was reduced to $2.0 million and the investor agreed to purchase shares of our Series A-1 Preferred Stock for an aggregate purchase price of $6.0 million. We have not yet received $3.0 million of the $6.0 million purchase price for the Series A-1 Preferred Stock. Even if we receive such proceeds, we will still need additional capital to fully implement our business, operating, and development plans. On August 21, 2024, we entered into a securities purchase agreement with an investor pursuant to which the investor purchased shares of our Series C Preferred Stock for an aggregate purchase price of $6.0 million.

On June 6, 2024, we entered into the Loan Agreement, pursuant to which the Patel Family agreed to provide to us up to the Maximum Loan Amount of $36.0 million under the Facility. The Patel Family is also the investor in our Series A, Series A-1, and Series C Preferred Stock. The Facility permits us to borrow up to $1.0 million monthly in a single monthly draw over a period of up to three years. Draws accrue interest at a fixed annual rate of the lower of (i) the daily secured overnight financing rate, measured on the date we receive the draw (the “Deposit Date”), plus 2.00% and (ii) 7.00%, accruing quarterly beginning on the Deposit Date and payable quarterly beginning on the three-month anniversary of the Deposit Date. Interest will be payable in shares of Common Stock with an effective purchase price of $75.00 per share, and each draw will mature 48 months after the Deposit Date. Prepayment will be permitted without penalty. We may repay or prepay any amount of outstanding principal balance under the Facility at our election in cash or in shares of Common Stock with an effective purchase price of the greater of $75.00 per share and the 10-day trailing volume weighted average price of the Common Stock (the “Trailing VWAP”) as of the trading day prior to payment, subject to certain requirements related to resale registration. Pursuant to the Loan Agreement, we also agreed to provide the Patel Family an option to purchase $14.0 million of shares of our Common Stock plus an additional amount up to the total then-remaining available and undrawn portion of the Maximum Loan Amount (which amount would thereafter no longer be available under the Facility). The Optional PIPE would be priced at a 30% discount to the Trailing VWAP on the date such price first reaches at least $500.00 per share (the “Threshold Price Date”) and will be exercisable by the Patel Family by written notice within three business days after we have notified the Patel Family of the Threshold Price Date (the date of such notice, the “Threshold Price Notice Date”). Pursuant to the terms of the Loan Agreement, we issued to the Patel Family the Commitment Shares, subject to forfeiture by the Patel Family of the Commitment Shares or an equal number of shares of Common Stock in the event the Patel Family fails to (i) make a deposit under the Facility when due or (ii) pay the purchase price for the Optional PIPE within 30 days after the Threshold Price Notice Date in the event we have satisfied all applicable closing conditions. There is no assurance as to the amount of proceeds we will ultimately receive under the Loan Agreement. As of December 31, 2025, we had drawn $4.4 million with a remaining $18.0 million available for future draws over the remaining 18 months of the draw period

On July 3, 2025, the Company entered into the Sales Agreement, pursuant to which the Company may issue and sell from time to time up to $50,000,000 of shares of Common Stock through the Agent as the Company’s sales agent. See “—Liquidity and Capital Resources—Sources of Liquidity” above for more information on amounts sold under the Sales Agreement.

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

As of December 31, 2025, we had cash of approximately $0.6 million. We believe that our cash balance, net proceeds of $0.9 million received pursuant to the Sales Agreement subsequent to December 31, 2025, amounts available under the Loan Agreement, which allows us to draw down term loans of $1.0 million per month over the remaining 18 months of the draw period, and the remaining commitment for a $7.0 million grant from KRHP will allow us to have adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of our consolidated financial statements included in this Annual Report. The Company does not plan to initiate a clinical trial until additional funding is received.

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

Contractual Obligations and Commitments

The Company has material cash requirements arising from its contractual obligations, primarily consisting of operating lease commitments and debt obligations under notes payable and its Loan Agreement.

As of December 31, 2025, the Company’s short-term cash requirements (due within the next 12 months) totaled approximately $2.1 million, consisting of:

●	approximately $1.7 million related to notes payable,
●	approximately $0.3 million of operating lease commitments, and
●	approximately $0.1 million of interest due on draws under the Company’s Loan Agreement.

The Company’s long-term cash requirements (due beyond 12 months) totaled approximately $5.5 million, consisting of:

●	approximately $4.4 million related to the Loan Agreement, and
●	approximately $1.1 million of operating lease commitments.

The Company expects to fund these cash requirements through a combination of cash generated from operations and available financing arrangements. The Company continually evaluates its liquidity position and may seek to refinance or restructure certain obligations as they come due.

The commitment amounts above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. Our contracts with CROs, CMOs, and other third parties for the manufacture of our product candidates and to support pre-clinical research studies and clinical testing are generally cancelable by us upon prior notice and do not contain any minimum purchase commitments. Payments due upon cancellation consisting only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation are not included in the table above as the amount and timing of such payments are not known.

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

We used the Probability Weighted Expected Return Method (“PWERM”) valuation methodology to determine the fair value of the convertible promissory notes prior to the Merger for all the periods presented. The PWERM is a scenario-based methodology that estimates the fair value based upon an analysis of future values for the company, assuming various outcomes. The value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available. The future value under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value. Significant assumptions used in determining the fair value of convertible promissory notes include volatility, discount rate, and probability of a future liquidity event. In February 2024, concurrent with the Merger, we converted our outstanding convertible promissory notes into 206,748 shares of Common Stock.

We used a Monte Carlo Simulation (“MCS”) valuation methodology to determine the fair value of the freestanding $14 million purchase option and embedded purchase option associated with the Loan Agreement at inception and as of December 31, 2025. The MCS methodology simulates our future stock price to estimate if and when the Trailing VWAP will reach $500.00 per share, and discounts the resulting payoff back to each valuation date using a present value factor. Significant assumptions used in determining the fair value of these options include volatility and discount rate.

Stock-Based Compensation

Awards under our compensation plans are accounted for in accordance with Accounting Standards Codification 718, Compensation - Stock Compensation. Compensation cost is measured at the grant date fair value of the award and is recognized over the vesting period of the award. We use the straight-line method to record compensation expense of awards with service-based vesting conditions. We account for forfeitures of stock-based awards as they occur. We recognize share-based compensation expense for awards with performance conditions when it is probable that the condition will be met, and the award will vest. Prior to the Merger, we estimated the fair value of our Common Stock in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, notwithstanding such material weakness, management has concluded that our consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. generally accepted accounting principles.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control - Integrated Framework (2013).” Based on this assessment, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2025, due to the material weakness in our internal control over financial reporting related to not having a sufficient risk assessment process to identify and analyze risks of misstatement due to error and/or fraud.

Remediation of the Material Weaknesses

In prior years, our management concluded that we did not maintain effective internal control over financial reporting due to the material weakness in our internal control over financial reporting related to not maintaining a sufficient complement of personnel commensurate with accounting and reporting requirements resulting in inadequate segregation of duties over the preparation, review and posting of manual journal entries to the general ledger. In order to remediate such material weakness, we enhanced our processes to include independent review of manual journal entries. We believe these actions remediated this material weakness during the year ended December 31, 2025.

The material weakness in our internal control over financial reporting related to not having a sufficient risk assessment process to identify and analyze risks of misstatement due to error and/or fraud has not been remediated.

We continue to evaluate steps and measures to remediate our material weakness, including the potential hiring of additional accounting personnel with appropriate expertise in accounting and reporting under U.S. generally accepted accounting principles (“GAAP”) and SEC regulations in order to perform appropriate risk assessment procedures to evaluate risks of material misstatement. The status of any efforts to address the material weakness will be reported by management to the audit committee on a consistent basis. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal controls over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information regarding our executive officers is set forth in Part I of this Form 10-K under the caption “Information About our Executive Officers” and incorporated herein by reference.

As part of our system of corporate governance, our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to our principal executive officer and senior financial officers. Our Code of Business Conduct and Ethics is available on our website at ir.tevogen.com/governance. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer or senior financial officers by posting such information on our website at the address above. The information on or available through our website is expressly not incorporated by reference in this Form 10-K, and any reference to our website is intended to be an inactive textual reference only. Printed copies of our Code of Business Conduct and Ethics may be obtained, without charge, by contacting us at 15 Independence Boulevard, Suite #210, Warren, New Jersey 07059.

The additional information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

Exhibit	Description
2.1†	Agreement and Plan of Merger, dated June 28, 2023, by and among the Company, Semper Merger Sub, Inc., SSVK Associates, LLC, Tevogen Bio Inc, and Ryan Saadi, in his capacity as seller representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 29, 2023 (File No. 001-41002))
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 14, 2024 (File No. 001-41002))
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 4, 2026 (File No. 001-41002))
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 25, 2025 (File No. 001-41002))
3.4	Certificate of Designation of Series A Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 21, 2024 (File No. 001-41002))
3.5	Certificate of Designation of Series A-1 Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2024 (File No. 001-41002))
3.6	Certificate of Designation of Series C Preferred Stock of Tevogen Bio Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2024 (File No. 001-41002))
4.1	Warrant Agreement, dated November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 8, 2021 (File No. 001-41002))
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (Registration Statement No. 333-260113) filed with the SEC on October 7, 2021)
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed with the SEC on April 2, 2025 (File No. 001-41002))
10.1	Service Agreement, dated as of April 15, 2022, between Tevogen Bio Inc and CIC Innovation Communities, LLC (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-274519) filed with the SEC on November 22, 2023)
10.2	Lease Agreement, dated as of June 9, 2022, between Tevogen Bio Inc and Wanamaker Office Lease, LP (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-274519) filed with the SEC on November 22, 2023)
10.3	Lease Agreement, dated as of February 14, 2022, between Tevogen Bio Inc and Mitsui Sumitomo Insurance Company of America (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-274519) filed with the SEC on November 22, 2023)
10.4	Amendment No. 1 to the Lease Agreement, dated as of May 30, 2025, between Mitsui Sumitomo Insurance Company of America and Tevogen Bio Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 3, 2025 (File No. 001-41002))
10.5	Subscription Agreement, dated May 3, 2023, by and among Semper Paratus Acquisition Corporation, Semper Paratus Sponsor LLC and Polar Multi-Strategy Master Fund (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 9, 2023 (File No. 001-41002))
10.6	Purchase Agreement, dated May 4, 2023, by and among SSVK Associates, LLC, Semper Paratus Acquisition Corporation and Semper Paratus Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 9, 2023 (File No. 001-41002))
10.7	Subscription Agreement, dated June 20, 2023, by and among Semper Paratus Acquisition Corporation, Semper Paratus Sponsor LLC and Polar Multi-Strategy Master Fund (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 21, 2023 (File No. 001-41002))
10.8	Amended and Restated Registration Rights Agreement, dated February 14, 2024, by and among the Company, SSVK Associates, LLC, Semper Paratus Sponsor LLC, Cantor Fitzgerald & Co., and the other signatories thereto (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed with the SEC on April 29, 2024 (File No. 001-41002))
10.9+	Non-Competition and Non-Solicitation Agreement, effective as of February 14, 2024, by and between the Company and Ryan Saadi (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed with the SEC on April 29, 2024 (File No. 001-41002))

Exhibit	Description
10.10+	Tevogen Bio Holdings Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on February 14, 2024 (File No. 001-41002))
10.11+	Amendment No. 1 to the Tevogen Bio Holdings Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 25, 2026 (File No. 001-41002))
10.12+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-280075) filed with the SEC on June 10, 2024)
10.13+	Restricted Stock Unit Agreement, dated as of February 14, 2024, by and between the Company and Ryan Saadi (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the SEC on April 29, 2024 (File No. 001-41002))
10.14+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on February 14, 2024 (File No. 001-41002))
10.15	Amended and Restated Securities Purchase Agreement, dated as of March 27, 2024, by and between Tevogen Bio Holdings Inc. and The Patel Family, LLP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2024 (File No. 001-41002))
10.16	Loan Agreement, dated as of June 6, 2024, between Tevogen Bio Holdings Inc. and The Patel Family, LLP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 11, 2024 (File No. 001-41002))
10.17	Sales Agreement, dated July 3, 2025, by and between Tevogen Bio Holdings Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on July 3, 2025 (File No. 001-41002))
19.1	Tevogen Bio Holdings Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the SEC on April 2, 2025 (File No. 001-41002))
21.1*	Subsidiary of the Registrant
23.1*	Consent of KPMG LLP
31.1*	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the SEC on April 29, 2024 (File No. 001-41002))
EX-101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5). The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
+	Indicates management contract or compensatory plan.

TEVOGEN BIO HOLDINGS INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Tevogen Bio Holdings Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Tevogen Bio Holdings Inc. and subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Philadelphia, Pennsylvania

March 31, 2026

TEVOGEN BIO HOLDINGS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash	$552,372	$1,282,995
Prepaid expenses and other assets	828,592	919,088
Due from related party	158,819	158,819
Total current assets	1,539,783	2,360,902

Property and equipment, net	170,308	296,442
Right-of-use assets - operating leases	1,423,473	228,490
Deferred transaction costs	183,546	-
Other assets	1,065,884	575,841
Total assets	$4,382,994	$3,461,675

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,340,127	$5,200,245
Accrued expenses and other liabilities	1,499,624	1,712,396
Operating lease liabilities	327,740	229,063
Notes payable	1,651,000	1,651,000
Due to related party	250,000	250,000
Total current liabilities	7,068,491	9,042,704

Loan agreement	4,400,000	1,000,000
Operating lease liabilities	1,122,750	5,796
Derivative warrant liabilities	26,479	87,180
Total liabilities	12,617,720	10,135,680

Stockholders’ deficit
Series A Preferred Stock, $0.0001 par value; 2,000 shares authorized; 500 shares issued and outstanding as of December 31, 2025 and December 31, 2024 (liquidation value of $2,176,712 and December 31, 2025)	2,799,990	2,799,990
Series C Preferred Stock, $0.0001 par value; 1,300 shares authorized; 600 shares issued and outstanding as of December 31, 2025 and December 31, 2024 (liquidation value of $6,532,603 at December 31, 2025)	6,000,000	6,000,000
Common stock, $0.0001 par value; 800,000,000 shares authorized; 4,020,746 and 3,559,827 shares issued and outstanding at December 31, 2025	402	356
Additional paid-in capital	122,625,431	97,910,766
Accumulated deficit	(139,660,549)	(113,385,117)
Total stockholders’ deficit	(8,234,726)	(6,674,005)
Total liabilities and stockholders’ deficit	$4,382,994	$3,461,675

See accompanying notes to the consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2025	2024
Operating expenses:
Research and development	$11,111,586	$31,033,276
General and administrative	15,028,929	22,531,212
Total operating expenses	26,140,515	53,564,488
Loss from operations	(26,140,515)	(53,564,488)
Interest expense, net	(195,618)	(184,037)
Merger transaction costs	-	(7,499,353)
Change in fair value of warrants	60,701	(58,180)
Change in fair value of convertible promissory notes	-	48,468,678
Loss on issuance of commitment shares	-	(890,000)
Net loss	$(26,275,432)	$(13,727,380)

Net loss attributable to common stockholders, basic and diluted	$(26,825,432)	$(10,273,695)
Net loss per share attributable to common stockholders, basic and diluted	$(8.08)	$(3.50)
Weighted-average common stock outstanding, basic and diluted	3,319,812	2,933,451

See accompanying notes to the consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2024	-	$-	-	-	-	$-	2,400,000	$240	$5,228,600	$(99,657,737)	$(94,428,897)
Issuance of Series A preferred stock	500	2,799,990	-	-	-	-	-	-	-	-	2,799,990
Issuance of Series C preferred stock	-	-	-	-	600	6,000,000	-	-	-	-	6,000,000
Issuance of Series B preferred stock	-	-	3,613	3,613,000	-	-	-	-	-	-	3,613,000
Conversion of convertible promissory notes into common stock in connection with merger	-	-	-	-	-	-	206,748	21	46,622,606	-	46,622,627
Merger, net of redemptions and transaction costs	-	-	-	-	-	-	295,561	29	(2,884,010)	-	(2,883,981)
Issuance of restricted common stock	-	-	-	-	-	-	386,979	39	(39)	-	-
Issuance of common stock for Sponsor advisory service fee	-	-	-	-	-	-	3,000	-	676,500	-	676,500
Issuance of commitment shares in connection with the loan agreement	-	-	-	-	-	-	20,000	2	889,998	-	890,000
Issuance of common stock in connection with Polar note	-	-	-	-	-	-	30,000	3	(3)	-	-
Contribution from related party	-	-	(3,613)	(3,613,000)	-	-	-	-	3,613,000	-	-
Nonrefundable prepaid proceeds towards anticipated Series A-1 preferred stock issuance	-	-	-	-	-	-	-	-	3,000,000	-	3,000,000
Issuance of common stock in settlement of vested restricted stock units	-	-	-	-	-	-	217,539	22	(22)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	40,764,136	-	40,764,136
Net loss	-	-	-	-	-	-	-	-	-	(13,727,380)	(13,727,380)
Balance at December 31, 2024	500	$2,799,990	-	-	600	$6,000,000	3,559,827	$356	$97,910,766	$(113,385,117)	$(6,674,005)
Issuance of common stock in settlement of vested restricted stock units	-	-	-	-	-	-	328,401	33	(33)	-	-
Loan agreement interest settled in stock	-	-	-	-	-	-	2,195	-	138,569	-	138,569
Capital contribution	-	-	-	-	-	-	-	-	3,500,000	-	3,500,000
Stock-based compensation	-	-	-	-	-	-	-	-	16,222,861	-	16,222,861
Issuance of shares under the sales agreement, net of issuance costs	-	-	-	-	-	-	130,323	13	4,853,268	-	4,853,281
Net loss	-	-	-	-	-	-	-	-	-	(26,275,432)	(26,275,432)
Balance at December 31, 2025	500	$2,799,990	-	-	600	$6,000,000	4,020,746	$402	$122,625,431	$(139,660,549)	$(8,234,726)

See accompanying notes to the consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(26,275,432)	$(13,727,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	190,573	162,209
Stock-based compensation expense	16,222,861	40,764,136
Non-cash interest expense	-	187,575
Merger transaction costs	-	7,099,353
Change in fair value of convertible promissory notes	-	(48,468,678)
Loss on Series A Preferred Stock issuance	-	799,990
Loss on issuance of commitment shares	-	890,000
Change in fair value of warrants	(60,701)	58,180
Amortization of right-of-use asset	318,624	241,372
Change in operating assets and liabilities:
Prepaid expenses and other assets	101,838	(246,005)
Other assets	(490,043)	(511,011)
Accounts payable	(1,964,118)	1,685,692
Accrued expenses and other liabilities	(74,203)	(681,450)
Operating lease liabilities	(297,976)	(252,713)
Net cash used in operating activities	(12,328,577)	(11,998,730)
Cash flows from investing activities:
Purchases of property and equipment	(64,439)	-
Net cash used in investing activities	(64,439)	-
Cash flows from financing activities:
Cash acquired in connection with the reverse recapitalization	-	229,328
Proceeds from issuance of Series A Preferred Stock	-	2,000,000
Proceeds from issuance of Series C Preferred Stock	-	6,000,000
Proceeds from loan agreement	3,400,000	1,000,000
Nonrefundable prepaid proceeds towards anticipated Series A-1 Preferred Stock Issuance	-	3,000,000
Payment of offering costs associated with the sales agreement	(100,000)	-
Proceeds from issuance of shares under the sales agreement, net of offering costs	4,862,393	-
Capital contribution	3,500,000	-
Net cash provided by financing activities	11,662,393	12,229,328
Net (decrease) increase in cash	(730,623)	230,598
Cash - beginning of period	1,282,995	1,052,397
Cash - end of period	$552,372	$1,282,995
Supplementary disclosure of noncash investing and financing activities:
Issuance of shares in connection with the loan agreement	138,569	-
Conversion of convertible promissory notes into common stock in connection with Merger	-	46,622,627
Repurchase of Series B preferred stock	-	(3,613,000)
Issuance of common stock for net liabilities upon reverse recapitalization, net of transaction costs	-	3,113,309
Right-of-use assets obtained in exchange for operating lease liabilities	1,513,607	-
Deferred offering costs in accounts payable and accrued expenses	104,000	-
Deferred offering cost amortization	20,454	-
Receivables from issuance of shares under the sales agreement	11,342	-

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

In connection with the closing of the Business Combination (the “Closing”), the then-outstanding shares of common stock of Tevogen Bio, were converted into shares of the common stock of the Company at an exchange ratio of approximately 0.097 shares of Company common stock for each share of Tevogen Bio common stock (the “Exchange Ratio”). See Note 4 for more information on the Business Combination.

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

Following the Merger, the former equity holders and holders of convertible promissory notes of Tevogen Bio held 91.0% of the outstanding shares of common stock of the Company and the former shareholders, creditors, and other contractual counterparties of Semper Paratus held 9.0% of the Company.]

Reverse Stock Split

Effective March 6, 2026, the Company effected a reverse stock split at a ratio of 1-for-50 shares of its common stock. As a result, every fifty shares of the Company’s issued and outstanding common stock were automatically combined into one share. The reverse stock split affected all stockholders uniformly and did not alter any stockholder’s percentage ownership interest in the Company.

No fractional shares were issued as a result of the reverse stock split and the split did not impact the par value of the Company’s common stock. Any fractional shares that would otherwise have resulted from the reverse stock split were rounded down to the next whole share.

While the reverse stock split occurred subsequent to the period ended December 31, 2025, the accompanying consolidated financial statements and footnotes have been adjusted to reflect the impact of the reverse stock split as though it had occurred in all periods presented.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. DEVELOPMENT-STAGE RISKS AND LIQUIDITY

The Company has generally incurred losses and negative cash flows from operations since inception. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development. On July 3, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”), pursuant to which the Company may issue and sell from time to time up to $50,000,000 of shares of common stock through the Agent as the Company’s sales agent by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Management believes that cash of $552,372 as of December 31, 2025 and net proceeds of $0.9 million received from sales of Common Stock under the Sales agreement subsequent to December 31, 2025, combined with the amounts available under the Loan Agreement (as defined in Note 8) entered into in June 2024 and the remaining commitment for a $7,000,000 grant from KRHP will allow the Company to have adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these consolidated financial statements. The Company does not plan to initiate a clinical trial until additional funding is received.

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

Balance at January 1, 2024	94,932,000
Accrued interest expense	159,305
Change in fair value	(48,468,678)
Derecognition upon conversion of convertible promissory notes	(46,622,627)
Balance at December 31, 2024	$-

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers between levels during the years ended December 31, 2025 and 2024.

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

The Company recorded a gain on change in fair value of derivative warrant liabilities of $60,701 during year ended December 31, 2025. The Company recorded a loss on change in fair value $58,180 during the year ended December 31, 2024. The change in value during these periods was largely attributable to changes in the price of the underlying common stock and risk-free rates. During the fiscal year ended December 31, 2024, the Company acquired private warrants in connection with the Closing and issued written call options in connection with the Loan Agreement. The fair value of the written call options decreased to $0 between their issuance and December 31, 2024, and remained at $0 as of December 31, 2025. Such fair value measurements are Level 3 inputs. The following table provides a roll-forward of the aggregate fair values of the warrants.

	Derivative warrant liabilities	Written call option derivative liabilities
Balance at February 15, 2024	$-	$-
Initial fair value at issuance	29,000	375,000
Change in fair value	58,180	(375,000)
Balance at December 31, 2024	$87,180	$-
Change in fair value	(60,701)	-
Balance at December 31, 2025	$26,479	$-

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities	3	$-	$-	$26,479

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

The Company used a MCS valuation methodology to determine the fair value of the freestanding $14,000,000 purchase option and remaining embedded $30,000,000 purchase option associated with the Loan Agreement as of December 31, 2024. The MCS methodology simulates the Company’s future stock price to estimate if and when the Trailing VWAP (as defined below) will reach $500.00 per share (as adjusted for the March 2026 stock split), and discounts the resulting payoff back to each valuation date using a present value factor. Significant assumptions used in determining the fair value of these options include volatilities of 75.0 % and 78.3% and discount rates of 3.5% and 4.3% for the years ended December 31, 2025 and 2024, respectively. At December 31, 2025 and December 31, 2024, the MCS produced a fair value of $0 relating to these freestanding and embedded options.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash

The Company considers all highly liquid financial instruments with a maturity date of 90 days or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2025 and 2024 as all amounts consisted of bank deposits.

Property and Equipment, Net

Property and equipment is recorded at cost. Depreciation and amortization is provided using straight-line methods over their respective estimated useful lives. Repairs and maintenance, which do not extend the useful lives of the related assets, are expensed as incurred.

Estimated Useful Lives	Years
Computer software	5
Leasehold improvements	4-7
Office equipment	5
Furniture and fixtures	7

The Company reviews the carrying value of property and equipment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its eventual use and disposition. Based on this assessment, management has determined that there was no impairment during the years ended December 31, 2025 and 2024.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC Topic 740, Income Taxes (“ASC 740”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies. At December 31, 2025 and 2024, the Company has concluded that a full valuation allowance is necessary for its net deferred tax assets.

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted-average common stock outstanding during the period. Given the Company’s net loss, basic and diluted net loss per share for the years ended December 31, 2025 and 2024 are the same.

Recently Issued Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures which requires companies to make additional income tax disclosures. The pronouncement is effective for annual filings for the year ended December 31, 2025. The Company adopted ASU No. 2023-09 for the year ended December 31, 2025 and added the required disclosures on a prospective basis in Note 14, Income Taxes.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. The amendments in this pronouncement will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the potential impacts of adoption on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements. This update clarifies the applicability of interim reporting guidance and the form and content of interim financial statements. It also establishes a disclosure principle requiring an entity to disclose material events and changes occurring since the end of the last annual reporting period. ASU 2025-11 is effective for the Company for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is assessing the impact of adopting this standard.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. BUSINESS COMBINATION

On the Closing Date, the Company completed the Business Combination described in Note 1. The Merger was accounted for as a reverse recapitalization under GAAP because Tevogen Bio was determined to be the accounting acquirer based upon the terms of the Merger and other factors, including that following the Merger, former Tevogen Bio (i) equity holders and holders of convertible promissory notes owned approximately 91.0% of the Company, (ii) directors constituted the majority (six of seven) of the directors of the Company, and (iii) management held all key positions of management of the Company. Accordingly, the Merger was treated as the equivalent of Tevogen Bio issuing stock to acquire the net assets of Semper Paratus. As a result of the Merger, the net liabilities of Semper Paratus were recorded at their acquisition-date fair value in the consolidated financial statements and the reported operating results prior to the Merger are those of Tevogen Bio. Immediately after the Merger, there were 3,292,288 shares of the Company’s common stock outstanding.

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

Former holders of Tevogen Bio common stock and the Sponsor are eligible to receive up to an aggregate of 490,000 shares of common stock (“Earnout Shares”) if the volume-weighted average price (the “VWAP”) of the Company’s common stock reaches specified threshold levels during the three-year period commencing on the Closing Date. Refer to Note 5, Earnout Shares, for further details of the earnout arrangement.

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

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. EARNOUT SHARES

Following the Closing, former holders of Tevogen Bio common stock may receive up to 400,000 Earnout Shares in tranches of 133,334, 133,333, and 133,333 shares of common stock per tranche, respectively. The first, second, and third tranches are issuable if the VWAP per share of the Company’s common stock is greater or equal to $750.00, $875.00, and $1,000.00, respectively, over any twenty trading days within any thirty consecutive day trading period during the three-year period after the Closing.

The Sponsor received the right to Earnout Shares with the same terms above, except that each of the Sponsor’s three earnout tranches are for 30,000 shares of common stock, for an aggregate of 90,000 shares of common stock across the entire Sponsor earnout. The Earnout Shares are a form of dividend for holders of Tevogen Bio common stock, and the Earnout Shares earnable by the Sponsor are treated as contingent consideration in a reverse recapitalization. In accordance with ASC 815, the Earnout Shares were considered to be indexed to the Company’s common stock and are classified within permanent equity.

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31,
	2025	2024
Computer software	$292,341	$292,341
Leasehold improvements	126,285	263,217
Office equipment	132,468	132,468
Furniture and fixtures	33,743	33,743
	584,837	721,769
Less: accumulated depreciation	(414,529)	(425,327)
	$170,308	$296,442

Depreciation expense for the years ended December 31, 2025 and 2024 was $190,573 and $162,209, respectively.

NOTE 7. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	December 31,
	2025	2024
Professional services	$1,168,538	$1,309,163
Other	331,086	403,233
Total	$1,499,624	$1,712,396

NOTE 8. DEBT

On February 14, 2024, in connection with the consummation of the Business Combination, previously issued promissory notes and accrued interest were automatically converted into an aggregate of 206,748 shares of common stock. These debt obligations were retired upon conversion.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Loan Agreement

In June 2024, the Company entered into a Loan Agreement (the “Loan Agreement”) with The Patel Family, LLP (the “Patel Family”), a related party of the Company, providing for an unsecured line of credit facility (the “Facility”) for term loans of up to an initial total of $36,000,000. Under the Facility, the Company may draw up to $1,000,000 in term loans per calendar month over a draw period of 36 months. Each term loan draw will have a maturity date of 48 months and will accrue interest at the lower of (i) daily SOFR plus 2.00% and (ii) 7.00%. Interest accrues quarterly and is payable on the three-month anniversary of the draw date. Interest is payable in shares of common stock at an effective price of $75 per share. Interest payable through December 31, 2024 relating to the first two draws on the Facility were settled in February 2025 through issuance of 377 shares of common stock. Interest payable through June 30, 2025 was settled in July 2025 through the issuance of 861 shares of common stock. Interest payable through September 30, 2025 was settled in October 2025 through issuance of 958 shares of common stock.

Principal may be prepaid at any time without penalty, and repayments or prepayments may be made in cash or common stock at the Company’s election. Payments of principal in common stock would be made at an effective price of the greater of $75 per share and the ten-day trailing volume weighted average price per share of the common stock (the “Trailing VWAP”) as of the trading day prior to payment. As an inducement to enter into the Loan Agreement, the Company issued 20,000 shares of common stock to the Patel Family during June 2024.

As of December 31, 2024, the Company had drawn $1,000,000 from the Facility, with maturity dates in July and August 2028. The Company drew $2,000,000 and $1,400,000 during the first and second quarter of 2025, respectively, with maturity dates ranging from February to June 2029. As of December 31, 2025, the outstanding balance on the Loan Agreement was $4,400,000. As of December 31, 2025, $18,000,000 remained available for future financing over the remaining 18 months of the draw period.

The Loan Agreement includes a purchase option whereby the Patel Family has the option to purchase up to $14,000,000 of shares of common stock at a purchase price equal to 70% of the Trailing VWAP per share (the “$14 million Purchase Option”). The $14 million Purchase Option only becomes exercisable once Trailing VWAP reaches $500.00 per share. The $14 million Purchase Option was determined to be a freestanding derivative liability under ASC 815 and is carried at fair value, with changes in fair value recorded to change in fair value of written call option derivatives liabilities within the consolidated statements of operations and consolidated statements of cash flows.

The Loan Agreement also includes a purchase option (the “Additional Amount Purchase Option”) that is identical to the $14 million Purchase Option, except that the option is exercisable for an amount up to the then-remaining undrawn term loan amount under the Loan Agreement at the time Trailing VWAP reaches $500.00 per share. The Additional Amount Purchase Option was determined to be an embedded derivative within the written loan commitment that requires bifurcation under ASC 815, and thus is carried at fair value with changes in fair value recorded to change in fair value of written call option derivatives liabilities within the consolidated statements of operations and consolidated statements of cash flows.

The $14 million Purchase Option and the Additional Amount Purchase Option are recorded to written call option derivative liabilities within the consolidated balance sheet and have a fair value of $0 as of December 31, 2025 and December 31, 2024, respectively.

The Loan Agreement is a written loan commitment that is not eligible for the fair value option under ASC 825, Financial Instruments. However, management elected the fair value option for all draws under this commitment, and therefore has expensed all issuance costs associated with the Loan Agreement, which are comprised of the fair value of the 20,000 shares of common stock issued to the Patel Family as well as the issuance date fair value of the $14 million Purchase Option and Additional Amount Purchase Option.

Notes Payable

As a result of the Merger, the Company assumed notes payable held by Polar Multi-Strategy Master Fund (“Polar”) for which the proceeds were to be used for working capital purposes by Semper Paratus with an outstanding balance of $1,651,000 on the Closing Date and which remain outstanding at December 31, 2025. The notes payable do not accrue interest. The outstanding balance of the notes was required to be repaid in full within five business days of the Merger, and the Company is therefore in default of its obligations at December 31, 2025. The notes’ default provisions do not require the Company to transfer any shares or pay any amounts to Polar.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. LEASES

During 2022, the Company entered into leases for office and laboratory space in Warren Township, New Jersey and Philadelphia, Pennsylvania under operating leases expiring in February 2026 and July 2025, respectively. The leases require fixed monthly payments of rent, as well as a share of operating costs. In May 2025, the Company entered into an amendment to the lease agreement at the Company’s facility in Warren Township, New Jersey to double the amount of leased space and extend the term of the lease until February 2033. The new facility allowed the Company to consolidate its office and laboratory operations to a single location and began operations in July 2025. The lease includes one-month of rent abatement. The lease is classified as an operating lease and the lease liability was calculated using incremental borrowing rate of 15.04%, which was determined using a synthetic credit rating model. The lease of the Company’s former laboratory facility in Philadelphia, Pennsylvania expired in June 2025.

Lease expense for the year ended December 31, 2025 was $1,096,646, which consisted of $853,905 and $242,741 recognized as a component of research and development expense and general and administrative expense, respectively. This amount included $785,904 of expense under short-term leases. Lease expense for the year ended December 31, 2024 was $1,065,784, which consisted of $897,958 and $167,826 recognized as a component of research and development expense and general and administrative expense, respectively. This amount included $785,424 of expense under short-term leases.

The weighted average remaining lease term for the Company’s operating leases as of December 31, 2025 was 7.08 years. The weighted average discount rate for the Company’s operating leases for the year ended December 31, 2025 was 15.04%.

Future aggregate minimum rental payments under the operating leases as of December 31, 2025 were as follows:

Years Ending December 31,
2026	$327,740
2027	327,740
2028	327,740
2029	327,740
Thereafter	1,037,842
Total	2,348,802
Less: imputed interest	(898,312)
Operating lease liability	$1,450,490

Total cash payments related to leases for the years ended December 31, 2025 and 2024 were $1,096,646 and $1,077,127, respectively.

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

In addition to covering the Rollover RSUs, under the 2024 Plan, as of December 31, 2024, the Company was authorized to grant awards up to an aggregate 800,000 shares of common stock. During the year ended December 31, 2025, the number of shares authorized under the 2024 Plan was increased to 977,991. The 2024 Plan provides for the grant of options, stock appreciation rights, restricted common stock (“Restricted Stock”), RSUs, and other equity-based awards. As of December 31, 2025, awards for 189,398 shares remained available to be granted under the 2024 Plan.

The Company has issued RSUs that are subject to either service-based vesting conditions or service-based and performance-based vesting conditions. Compensation expense for service-based RSUs is recognized on a straight-line basis over the vesting period of the award. Compensation expense for service-based and performance-based RSUs (“Performance-Based RSUs”) is recognized when the performance condition, which is based on a liquidity event condition being satisfied, is deemed probable of achievement. The fair value of RSUs vested during the years ended December 31, 2025 and 2024 was $8.9 million and $34.3 million, respectively.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On the Closing Date, the Company issued an aggregate of 386,979 RSUs under the 2024 Plan to the Company’s Chief Executive Officer, Dr. Ryan Saadi (the “Special RSU Award”). Such RSUs immediately converted into shares of Restricted Stock, the restrictions on which lapse in four equal annual installments beginning on February 14, 2031 (“Special RSU Vesting Period”). Pursuant to the terms of the Special RSU Award, Dr. Saadi is entitled to vote the Restricted Stock, but the shares may not be sold, assigned, transferred, pledged, hypothecated, or otherwise encumbered, subject to forfeit. Dr. Saadi will automatically forfeit all unvested Restricted Stock in the event he departs the Company. The fair value per share for the Special RSU Award was determined to be $225.50 per share, equivalent to the Company’s stock price on the Closing Date, resulting in a total grant date fair value of $87,263,783. In accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), the Company will recognize compensation expense on a straight-line basis from the Closing Date until the completion of the Special RSU Vesting Period.

On June 27, 2025, the Company issued an aggregate of 185,000 shares of Restricted Stock under the 2024 Plan to the Company’s executive officers, including a grant of 160,000 shares of Restricted Stock to Dr. Saadi. The shares of Restricted Stock granted to Dr. Saadi will vest in four equal annual installments beginning on June 27, 2032 and the shares of Restricted Stock granted to each other grantee will vest in three equal annual installments beginning on June 27, 2030 (the “RSA Vesting Period”), subject in each case to the applicable grantee’s continuous service with the Company through the vesting date, and provided that the shares will automatically vest in full in the event of termination due to death or disability. Pursuant to the terms of these awards, the Company’s executive officers are entitled to vote the Restricted Stock, but the shares may not be sold, assigned, transferred, pledged, hypothecated, or otherwise encumbered, subject to automatic forfeit. The Company’s executive officers will automatically forfeit all unvested Restricted Stock in the event they depart the Company for any reason, unless termination of their service triggers accelerated vesting pursuant to the terms of the applicable award agreement or the 2024 Plan. The fair value per share for these awards was determined to be $62 per share, equivalent to the Company’s stock price on the grant date, resulting in a total grant date fair value of $11,470,000. In accordance with ASC 718, the Company will recognize compensation expense on a straight-line basis from the grant date until the completion of the RSA Vesting Period.

Restricted Stock and RSU activity was as follows:

	Service-Based Restricted Stock and RSUs
	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2024	-	$-
Granted	586,597	165.50
Vested	(52,792)	48.00
Forfeited	-	-
Nonvested as of December 31, 2024	533,805	$177.00
Granted	201,996	62.36
Vested	(116,008)	49.63
Forfeited	-	-
Nonvested as of December 31, 2025	619,793	$163.47

	Performance-Based RSUs
	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2024	218,002	$148.50
Granted	-	-
Vested	(192,210)	143.50
Forfeited	-	-
Nonvested as of December 31, 2024	25,792	$185.00
Granted	-	-
Vested	(20,159)	163.33
Forfeited	-	-
Nonvested as of December 31, 2025	5,633	$265.67

There was $14,347,591 and $11,410,921 of compensation cost related to shares of service-based Restricted Stock and service-based RSUs during the year ended December 31, 2025 and 2024, respectively. There was $83,851,354 of unrecognized compensation cost related to shares of service-based Restricted Stock and service-based RSUs as of December 31, 2025, which will be expensed over a weighted average period of 8.3 years. There was $1,875,270 of compensation cost related to Performance-Based RSUs during the year ended December 31, 2025. As a result of the Merger, the liquidity event performance condition was achieved and therefore compensation cost of $25,233,487 was recognized for the Performance-Based RSUs for the year ended December 31, 2024. There was $1,106,388 of unrecognized compensation cost related to Performance-Based RSUs as of December 31, 2025, which will be expensed over a weighted average period of 1.5 years.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded stock-based compensation expense in the following expense categories in the accompanying consolidated statements of operations:

	Year ended
	December 31,
	2025	2024
Research and development	$7,329,355	$27,019,781
General and administrative	8,893,506	13,744,355
Total	$16,222,861	$40,764,136

NOTE 12. STOCKHOLDERS’ DEFICIT

Common Stock

As of February 15, 2024, the Company’s common stock and warrants began trading on The Nasdaq Stock Market LLC under the symbols “TVGN” and “TVGNW”, respectively.

As of December 31, 2025, the Company had 4,020,746 shares of common stock issued and outstanding. For accounting purposes related to earnings per share, only shares that are fully vested are considered issued and outstanding.

Below is a reconciliation of shares of common stock issued and outstanding:

December 31,
2025
Total shares of common stock issued and outstanding	4,020,746
Plus: shares to be issued:
Vested RSUs not yet legally settled into common stock (a)	19,869
Less: Shares subject to future vesting:
Issuance of restricted common stock subject to forfeiture (b)	(571,979)
Total shares, net	3,468,636

(a)	As of December 31, 2025, there were RSUs that had vested but had not been legally settled into common stock.

(b)	The Company’s executive officers will automatically forfeit all unvested Restricted Stock in the event they depart the Company. See Note 11 for additional information on the Special RSU Award and awards of Restricted Stock.

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

Redemption

The holders of Series A are not entitled to redeem their shares outside of the liquidation of the Company or the occurrence of a deemed liquidation event. The Company is entitled to redeem the Series A at a price equal to the Series A Original Issue Price plus any Series A Accruing Dividends accrued but unpaid thereon, if the VWAP of the Company’s common stock exceeds $250.00 per share for the twenty days immediately prior to the Company’s call election.

Conversion

The holders of Series A have the option to convert the Series A into shares of common stock at a ratio equal to the Series A Original Issue Price divided by the Series A Conversion Price, which is $200.00 per share and is subject to standard antidilution adjustments.

Series A-1 Preferred Stock

On March 27, 2024, the Company entered into an Amended and Restated Securities Purchase Agreement with the Patel Family covering the issuance of 600 shares of Series A-1 Preferred Stock for a gross purchase price of $6,000,000. The terms of the Series A-1 Preferred Stock are identical to the Series A, except that the cumulative dividends are capped at 15% per annum, and the Series A-1 Issuance Price is defined as $10,000 per share. As of December 31, 2025, the Patel Family had paid a non-refundable deposit of $3,000,000 towards the Series A-1 purchase price, and no shares of Series A-1 Preferred Stock were issued or outstanding.

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

On June 15, 2024, the Company and the Sponsor entered into the Preferred Stock Repurchase Agreement, pursuant to which the Company repurchased all outstanding Series B in exchange for the release of the Sponsor from its obligations related to the Assumed Liabilities, but no cash consideration. The repurchase was recorded as a deemed contribution from a related party and recorded to additional paid-in capital. As of June 30, 2024, there were no shares of Series B outstanding, and on August 9, 2024, the Company filed a Certificate of Elimination to eliminate the Series B. Although the Company was not legally released by the creditors, the Company has made payments towards the Assumed Liabilities and approximately $2.6 million remains on the Company’s balance sheet at December 31, 2025.

Series C Preferred Stock

On August 21, 2024, the Company entered into a securities purchase agreement (the “Series C Agreement”) with the Patel Family, pursuant to which the Patel Family purchased 600 shares of Series C Preferred Stock (the “Series C”) of the Company at a price of $10,000 per share (the “Series C Original Issue Price”), for gross proceeds of $6,000,000.

The Series C is subject to a call right providing the Company the right to call the stock at any time after the fifth anniversary of the date of issuance. The Company also agreed that so long as the Series C is outstanding, the Company will not, without the written consent of the holders of 50.1% of the Series C, amend, alter, or repeal any provision of the Company’s certificate of incorporation or bylaws in a manner adverse to the Series C. Assessed under accounting guidance within ASC 480 and ASC 815, as the Series C is unregistered and without mandatory redemption features, the Series C is classified within equity at issued face value as of December 31, 2025.

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

Conversion

The shares of Series C are convertible at the election of the holder into shares of common stock at a conversion price equal to the volume-weighted average price of the common stock for the 30 trading days immediately prior to the exercise of the holder’s conversion option, subject to a floor price of $30.86.

Warrants

Upon the Closing, 17,975,000 warrants initially issued by Semper Paratus in November 2021, comprising 17,250,000 public warrants sold in the IPO and 725,000 warrants issued in a concurrent private placement, were assumed.

Public Warrants

The public warrants have an exercise price of $575 per share, became exercisable on March 15, 2024, and will expire at 5:00 p.m., New York City time, on February 14, 2029, or earlier upon redemption or liquidation. Warrant holders may, during any period when the Company has failed to maintain an effective registration statement covering the shares of the Company’s common stock issuable upon exercise of the warrants, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended, or another exception. The Company may redeem the public warrants if the Company’s common stock equals or exceeds $900.00 per share for 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the holders of public warrants. As of December 31, 2025, there are 17,386,580 public warrants outstanding.

Private Placement Warrants

Each private placement warrant is identical to the public warrants, except that the private placement warrants, so long as they are held by the initial purchasers or their permitted transferees, (i) will not be redeemable by the Company and (ii) may be exercised by the holders on a cashless basis. As of December 31, 2025, there are 588,398 private placement warrants outstanding.

See Note 3 for additional information on the Company’s warrant accounting policy.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. NET LOSS PER SHARE

The below table is a reconciliation of net loss to net loss attributable to common stockholders. Given the Company’s net loss, basic and diluted net loss per share are the same.

	Year ended
	December 31,
	2025	2024
Net loss	$(26,275,432)	$(13,727,380)
Series A cumulative preferred stock dividend	(100,000)	(76,712)
Series B stock repurchase	-	3,613,000
Series C cumulative preferred stock dividend	(450,000)	(82,603)
Net loss attributable to common stockholders	$(26,825,432)	$(10,273,695)

The Company excluded the following potential shares from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	December 31,
	2025	2024
Outstanding RSUs (a)	54,110	172,465
Restricted Stock	571,979	386,979
Warrants	359,500	359,500
Earnout Shares	490,000	490,000
Total	1,475,589	1,408,944

(a)	As of December 31, 2025 there were an additional 19,869 RSUs that had vested but had not been legally settled into common stock and therefore were included in the basic net income per share. See Note 11 for additional information.

The above table excludes any potentially anti-dilutive shares as a result of the $14 million Purchase Option and the Additional Amount Purchase Option (see Note 8). These are excluded as the number of shares issuable cannot be determined until the conditions for issuance are met and the share prices are known upon exercise.

NOTE 14. INCOME TAXES

In December 2023, FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The Company adopted ASU 2023-09 for the annual period beginning January 1, 2025, using a prospective transition method in accordance with ASC 740-10-65-9. Accordingly, the Company has presented the enhanced income tax disclosures, including disaggregated effective tax rate reconciliation and disaggregated income taxes paid, beginning with the year ended December 31, 2025, and has not restated prior-period comparative disclosures. The adoption of ASU 2023-09 affected only the Company’s income tax disclosures and did not have a material impact on its consolidated financial position, results of operations, or cash flows.

Due to the Company’s net losses for 2025 and 2024, as well as the full valuation allowance on its net deferred tax assets as discussed below, the Company did not record any income tax expense or benefit for the years ended December 31, 2025 and 2024.

A reconciliation of income tax benefit at the federal statutory income tax rate to the income tax expense at the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2025	2024
Federal benefit at statutory rate	(5,517,736)	(2,882,592)
Nondeductible/ nontaxable items	76,545	(4,012,313)
State taxes, net of federal benefit	(270,014)	(1,685,375)
Change in valuation allowance	1,459,954	9,124,217
Stock based compensation	5,188,416	(633,496)
Changes in Unrecognized tax benefit	681,228	-
Other adjustments	(5,400)	91,309
R&D credit	(932,818)	-
Deferred true -up	(675,245)	-
Income Tax Expense	4,750	1,750

	Year Ended December 31,
	2025	2024
Federal benefit at statutory rate	21.0%	21.0%
Nondeductible/ nontaxable items	(0.3)	29.2
State taxes, net of federal benefit	1.0	12.3
Change in valuation allowance	(5.6)	(66.5)
Stock based compensation	(19.7)	4.6
Changes in Unrecognized tax benefit	(2.6)
Other adjustments	-	(0.6)
R&D credit	3.6
Deferred true-up	2.6	-
Income Tax Expense	-%	-%

For the year ended December 31, 2025, state income taxes in New Jersey comprise the state and local income taxes, net of federal income tax effect category.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of net deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following items comprise the Company’s net deferred tax assets and liabilities as of December 31, 2025 and December 31, 2024:

	December 31,
	2025	2024
Deferred tax assets
Net operating loss	$11,379,856	$6,808,826
Accrued expenses and other	155,500	385,801
Lease liability	379,086	61,380
Stock-based compensation	1,184,100	6,110,942
Fixed assets	19,938	33,834
Other	31,294	30,823
Capitalized research and development expenditures	3,858,487	2,944,801
Research and development credits	2,261,959	234,478
Total deferred tax assets	19,270,220	16,610,885
Valuation allowance	(18,898,195)	(16,551,169)
Deferred tax assets	372,025	59,716
Deferred tax liabilities:
Right of use asset	(372,025)	(59,716)
Total deferred tax liabilities	(372,025)	(59,716)
Net deferred tax assets	$-	$-

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

As of December 31, 2025, based on the Company’s history of earnings and its assessment of future earnings, management believes that it is more likely than not that future taxable income will not be sufficient to realize the deferred tax assets. Therefore, valuation allowance has been applied to deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill was enacted (“OBBBA”), introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property.

As of the year ended December 31, 2025, the Company has federal and state net operating loss carryforwards of approximately $43.1 million and $45.4 million, respectively.

Federal net operating loss (“NOL”) carryforwards in the amount of $43.1 million have an indefinite life. Federal NOL carryforwards generated after tax year 2018 are subject to an 80% limitation on taxable income, do not expire and will carryforward indefinitely.

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

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of changes in the valuation allowance for net deferred tax assets during the year ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Valuation allowance	$16,551,169	$7,426,952
Increases recorded to income tax provision	2,347,026	9,124,217
Valuation allowance	$18,898,195	$16,551,169

The Company applies the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which requires the Company to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. There were no material uncertain tax positions as of December 31, 2025.

A reconciliation of the unrecognized tax benefit balances is as follows:

	Year Ended December 31,
	2025	2024
Balance at beginning of the year	$72,758	$-
Increase for tax positions of prior years	287,868	-
Increase for tax positions of current years	393,360	72,758
Balance at end of the year	$753,986	$72,758

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense when in a taxable income position. As of December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statements of operations and comprehensive loss.

NOTE 15. RELATED PARTY TRANSACTIONS

Transactions with Sponsor

Pursuant to the Merger Agreement, the Company incurred $2,000,000 in fees to the Sponsor for advisory services (the “Sponsor Advisory Service Fee”). In connection with the Merger and thereafter, the Company and Sponsor agreed that $250,000 of the Sponsor Advisory Service Fee is payable in cash, $250,000 would be offset against amounts due from the Sponsor, and the remainder of the Sponsor Advisory Service Fee was paid with the issuance of 3,000 shares of the Company’s common stock at Closing. The Sponsor Advisory Service Fee payable in cash is presented on the consolidated balance sheets under the line item “Due to related party.”

As of December 31, 2025, the Sponsor owes the Company $158,819 to cover working capital expenses, which is presented on the consolidated balance sheets under the line item “Due from related party.”

See Note 12 for additional information on the Series B issued to the Sponsor.

Stock-Based Compensation

In January 2023, the Company issued 800 Performance-Based RSUs to the wife of the Company’s chair and chief executive officer for advisory services provided to the Company, and 400 Performance-Based RSUs to Mehtaphoric Consulting Inc, a company controlled by the daughter of the Company’s chief financial officer, for information technology services provided to the Company. In connection with the Closing, the performance condition was achieved and therefore compensation cost of $800,396 was recognized during the year ended December 31, 2024.

Loan Agreement

See Note 8 for additional information on the Loan Agreement with the Patel Family, which provides for an unsecured line of credit facility for term loans of up to an initial amount of $36,000,000 in the aggregate. As of December 31, 2025, the facility has remaining available capacity of $18,000,000.

Preferred Stock

See Note 12 for additional information on the Series A, Series A-1, and Series C Preferred Stock, which were purchased, or in the case of Series A-1 Preferred Stock are subject to purchase, by the Patel Family.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consulting Agreement

In December 2024, the Company contracted with Dr. Manmohan Patel of The Patel Family LLP to provide advisory services to the Company in support of the Company’s manufacturing development, including but not limited to identifying and developing real estate, establishing quality management processes, attracting and hiring an executive to lead operations, providing medical advice, and addressing government affairs and regulatory matters. In exchange for his consultation services, Dr. Patel was granted 120,000 RSUs, of which 40,000 immediately vested, and 40,000 RSUs vested in both January 2025 and February 2025.

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

For the segment, the chief operating decision maker uses net loss, which is reported on the consolidated statements of operations as consolidated net loss, to allocate resources (including employees, property, and financial resources), predominantly during the annual budget and forecasting process. The chief operating decision maker also uses consolidated net loss, along with non-financial inputs and qualitative information, to evaluate the Company’s performance, establish compensation, monitor budget versus actual results, and decide the level of investment in the Company’s various research activities. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

NOTE 17. SUBSEQUENT EVENTS

In February and March 2026, the Company has drawn a total of $2.0 million from the Facility.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tevogen Bio Holdings Inc.

Date: March 31, 2026	By:	/s/ Ryan Saadi
Ryan Saadi
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Ryan Saadi	March 31, 2026	Chief Executive Officer and Chairperson of the Board of Directors
Ryan Saadi		(Principal Executive Officer)

/s/ Kirti Desai	March 31, 2026	Chief Financial Officer
Kirti Desai		(Principal Financial Officer and Principal Accounting Officer)

/s/ Jeffrey Feike	March 31, 2026	Director
Jeffrey Feike

/s/ Dr. Keow Lin Goh	March 31, 2026	Director
Dr. Keow Lin Goh

/s/ Dr. Curtis Patton	March 31, 2026	Director
Dr. Curtis Patton

/s/ Susan Podlogar	March 31, 2026	Director
Susan Podlogar

/s/ Victor Sordillo	March 31, 2026	Director
Victor Sordillo

100