Form 10-K/A
period 2025-12-31
Tevogen Bio Holdings Inc.
filed 2026-04-30
CIK 1860871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 001-41002

Tevogen Bio Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-1597194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Independence Boulevard, Suite #210 Warren, New Jersey	07059
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 838-6434

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share Warrants, exercisable for $575 per share of Common Stock	TVGN TVGNW	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC

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

The number of shares of registrant’s common stock outstanding as of April 28, 2026 was 4,187,505.

EXPLANATORY NOTE

Tevogen Bio Holdings Inc. (the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”), to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (Commission File Number 001-41002) (the “2025 Annual Report on Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026. The purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the Company’s 2026 Annual Meeting of Stockholders, as well as to update certain of the information included on the cover page of the 2025 Annual Report on Form 10-K and in the list of exhibits included in Item 15 and the Exhibit Index of this Amendment. The Part III information was previously omitted from the 2025 Annual Report on Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information required by Part III of Form 10-K to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed not later than 120 days after the Company’s fiscal year-end. The Company is filing this Form 10-K/A to include Part III information in the 2025 Annual Report on Form 10-K because the Company does not expect to file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the 2025 Annual Report on Form 10-K. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2025 Annual Report on Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2025 Annual Report on Form 10-K. This Amendment does not reflect events occurring after the filing of the 2025 Annual Report on Form 10-K (i.e., those events occurring after March 31, 2026) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2025 Annual Report on Form 10-K and the Company’s other filings with the SEC.

In this Amendment, unless otherwise indicated or the context otherwise requires, all references to “Tevogen,” “the registrant,” “the Company,” “we,” “us,” and “our” refer to Tevogen Bio Holdings Inc. together with its consolidated subsidiary. On March 6, 2026, the registrant effected a 1-for-50 reverse split of shares of its common stock. All share and per share data in this report gives effect to the reverse stock split.

2

Table of Contents

TEVOGEN BIO HOLDINGS INC.

FORM 10-K/A (Amendment No. 1)

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Pursuant to our certificate of incorporation, as amended, our directors are divided into three classes, with each class serving staggered three-year terms. Our board of directors (the “Board”) currently consists of six directors who are evenly divided among the three classes as disclosed in the table below.

Name	Age	Director Since	Independent	Committee Memberships	Other Current Public Company Directorships

Class II Directors - Term Expires 2026
Dr. Keow Lin Goh Director	54	2024	✔		0
Victor Sordillo Director	73	2024	✔	AC (Chair)	0

Class III Directors - Term Expires 2027
Susan Podlogar Director	62	2024	✔	AC	1
Dr. Ryan Saadi Chairperson of the Board, Director and Chief Executive Officer	61	2024	✔		0

Class I Directors - Term Expires 2028
Jeffrey Feike Director	76	2024	✔	AC*	0
Dr. Curtis Patton Director	90	2024	✔		0

Key to Committee:

AC = Audit Committee of the Board (the “Audit Committee”)

*Audit Committee Financial Expert

The names of the nominees and certain biographical information about each current director, including a description of his or her business experience, qualifications, education and skills that led our Board to conclude that such individual should serve as a member of our Board, are set forth below:

Dr. Keow Lin Goh

Dr. Goh has served on our Board since February 2024, and served on the board of directors of Tevogen Bio beginning in August 2022. Dr. Goh is a Partner at Tapestry Networks, a company that brings together leaders in different sectors in order to facilitate economic, social, and organizational change. Dr. Goh has served as a Partner at Tapestry Networks since 2009 and focuses on global healthcare policy with the goal of improving patient outcomes. Previously, Dr. Goh was a Senior Project Leader at Boston Consulting Group from 2003 through 2009, where she worked with senior biotech and pharmaceutical executives in product development, research and development restructuring, organizational and operational change initiatives, post-merger acquisition synergies, and regulatory issues. We believe Dr. Goh is qualified to serve on our Board based on her experience in the healthcare sector.

Victor Sordillo

Mr. Sordillo has served on our Board since February 2024, and served on the board of directors of Tevogen Bio beginning in July 2023. Mr. Sordillo has served as Director of Risk Advisory Services at Verist, Inc. (formerly known as Verita CSG, Inc.), a provider of holistic insurance and risk management solutions for commercial line clients, since March 2024. Mr. Sordillo previously served as the Executive Vice President, Director of Risk Control Services of Sompo International, a global specialty provider of property and casualty insurance and reinsurance, from 2017 to March 2024, and as Senior Vice President - Risk Solutions of QBE North America (“QBE”) from 2016 to 2017. Prior to QBE, Mr. Sordillo served as Vice President and Global Technical Services Manager at Chubb NA, where he worked from 2000 through 2016. Mr. Sordillo is a registered professional civil and fire protection engineer and Certified Safety Professional. Mr. Sordillo served as the mayor of Warren, New Jersey for more than 22 years. We believe Mr. Sordillo is qualified to serve on our Board based on his extensive business and leadership experience.

Jeffrey Feike

Mr. Feike has served on our Board since February 2024, and served on the board of directors of Tevogen Bio beginning in August 2022. Mr. Feike served as the Hospital President of Covenant Health’s Fort Loudoun Medical Center from September 2004 to June 2022. Throughout his career, Mr. Feike has overseen the development of hospitals, outpatient clinics, and emergency medical services (“EMS”) systems. Mr. Feike represents East Tennessee on the state EMS Board’s Clinical Issues Committee and serves on the board of Regional Medical Communications Center for East Tennessee. We believe Mr. Feike is qualified to serve on our Board based on his dedication to public health and healthcare industry experience.

Dr. Curtis Patton

Dr. Patton has served on our Board since February 2024, and served on the board of directors of Tevogen Bio beginning in July 2020. Dr. Patton is Professor Emeritus at Yale School of Public Health, where he worked for 36 years. Dr. Patton served in a variety of administrative capacities during his time at Yale, including as Division Head, Epidemiology of Microbial Diseases and Acting Head of Global Health. While at Yale, Dr. Patton also served as the Director of International Medical Studies and was the Chair of the Committee on International Health. We believe Mr. Patton is qualified to serve on our Board based on his work on and experience with public health issues.

Susan Podlogar

Ms. Podlogar has served on our Board since February 2024, and served on the board of directors of Tevogen Bio beginning in August 2022. Ms. Podlogar most recently oversaw global human resources strategies and practices at MetLife, Inc., a financial services company providing insurance, annuities, employee benefits, and asset management (“MetLife”), as MetLife’s Executive Vice President and Chief Human Resources Officer from 2017 until her retirement in June 2024. At MetLife, Ms. Podlogar among other things established a “Workforce of the Future Development Fund” to prepare employees for future work needs. Ms. Podlogar also served on the board of directors of MetLife Foundation, a philanthropic organization. Ms. Podlogar has also served on the board of directors of LivaNova PLC (Nasdaq: LIVN), a global medical technology company, since October 2024. Prior to her time at MetLife, Ms. Podlogar held a series of human resources roles at Johnson & Johnson from 2003 to 2017, including Global Vice President of Human Resources and member of the Human Resources Executive Committee. We believe Ms. Podlogar is qualified to serve on our Board based on her extensive human resources and healthcare industry experience.

Dr. Ryan Saadi

Dr. Saadi has served as our Chief Executive Officer and Chairperson since February 2024, and served as Chief Executive Officer and Chairperson of Tevogen Bio beginning in June 2020. Dr. Saadi has been a member of the Leadership Council of the Yale School of Public Health since 2021. Prior to founding Tevogen Bio, Dr. Saadi was the Global Vice President of Evidence, Market Access, and Strategic Pricing for CSL Behring, a biopharmaceutical company that manufactures plasma-derived and recombination therapeutic products, from 2018 to 2019. Before CSL Behring, Dr. Saadi served as Global Head, Market Access and Policy, Oncology for Janssen from 2012 to 2018 and Worldwide Vice President, Health Policy, Reimbursement, Strategic Pricing and Market Access for Johnson & Johnson’s Cordis business from 2008 to 2012. Earlier, Dr. Saadi was Global Vice President, Health Outcomes & Pricing for Genzyme and Global Head, Health Outcomes and Market Access for Sanofi-Aventis’ oncology, bone and arthritis product portfolio. From 2010 through 2019, Dr. Saadi served as a Voting Member of the CMS Medicare Evidence Development & Coverage Advisory Committee, which provides independent guidance and expert advice to CMS on clinical topics. We believe Dr. Saadi is qualified to serve on our Board based on his healthcare industry experience, extensive business and leadership experience.

Executive Officers

The following table shows information about our executive officers as of April 30, 2026:

Name	Age	Position

Ryan Saadi	61	Chief Executive Officer
Kirti Desai	69	Chief Financial Officer
Dr. Neal Flomenberg, M.D.	72	Chief Scientific Officer and Global R&D Lead

The following presents biographical information for each of our executive officers in the table above, other than for Dr. Saadi, whose information is presented above.

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

Family Relationships

There are no family relationships among any of our directors or executive officers.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our directors, officers, and employees, including those officers responsible for financial reporting. A current copy of the code of business conduct and ethics is available under the Governance Documents section of our website. We intend to disclose future amendments to the code or any waivers of its requirements on our website at ir.tevogen.com/governance/governance-documents/default.aspx.

Audit Committee

The Board currently maintains an Audit Committee. The Audit Committee consists of Victor Sordillo, who serves as the chairperson, Jeffrey Feike, and Susan Podlogar. Each of the members of the Audit Committee satisfies the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and rules of The Nasdaq Stock Market LLC (“Nasdaq”).

The Board has determined that Mr. Feike qualifies as an Audit Committee financial expert, having acquired the attributes of an Audit Committee financial expert through his decades of experience overseeing chief financial officers and the preparation and analysis of financial statements as a hospital and hospital system chief executive officer.

The functions of the Audit Committee include, among other things:

●	evaluating the performance, independence, and qualifications of our independent auditors and determining whether to retain our existing independent auditors or engage new independent auditors;

●	reviewing our financial reporting processes and disclosure controls;

●	reviewing and approving the engagement of our independent auditors to perform audit services and any permissible non-audit services;

●	reviewing the adequacy and effectiveness of our internal control policies and procedures;

●	reviewing with the independent auditors the annual audit plan, including the scope of audit activities;

●	obtaining and reviewing at least annually a report by our independent auditors describing the independent auditors’ internal quality control procedures and any material issues raised by the most recent internal quality-control review;

●	reviewing and evaluating our independent auditor’s lead audit partner and the rotation of audit partners as required by law;

●	prior to engagement of any independent auditor, and at least annually thereafter, reviewing relationships that may reasonably be thought to bear on their independence, and assessing and otherwise taking the appropriate action to oversee the independence of our independent auditor;

●	reviewing our annual and quarterly financial statements and reports, including the disclosures contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in such reports, and discussing the statements and reports with our independent auditors and management;

●	reviewing with our independent auditors and management significant issues that arise regarding accounting principles and financial statement presentation and matters concerning the scope, adequacy, and effectiveness of our financial controls and critical accounting policies;

●	reviewing with management and our auditors any earnings announcements and other public announcements regarding material developments;

●	establishing procedures for the receipt, retention, and treatment of complaints we receive regarding accounting, internal accounting controls, auditing, or other matters;

●	preparing the report required by the SEC that appears under the heading “Audit Committee Report”;

●	reviewing and discussing our major financial risk exposures, including the guidelines and policies to govern the process by which risk assessment and risk management is implemented; and

●	reviewing and evaluating the Audit Committee charter annually and recommending any proposed changes to the Board.

The composition and function of the Audit Committee complies with all applicable requirements of the Sarbanes-Oxley Act of 2002 and all applicable SEC and Nasdaq rules and regulations.

The Board adopted a written charter for the Audit Committee, which is available on our website at ir.tevogen.com/governance/governance-documents/default.aspx.

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees and is designed to promote compliance with insider trading laws, rules, and regulations and applicable exchange listing requirements. A copy of our Insider Trading Policy was filed as Exhibit 19.1 to the 2025 Annual Report on Form 10-K. In addition, with regard to the Company’s trading in its own securities, it is the Company’s practice to comply with applicable securities laws and exchange listing requirements.

Item 11. Executive Compensation.

2025 Executive Compensation

The following tables and accompanying narrative set forth information about the 2025 and 2024 compensation provided to our principal executive officer and the two most highly compensated executive officers (other than our principal executive officer) who were serving as executive officers as of December 31, 2025. These executive officers consist of Dr. Ryan Saadi, our Chief Executive Officer, Kirti Desai, our Chief Financial Officer, and Dr. Neal Flomenberg, our Chief Scientific Officer and Global R&D Lead, and are referred to in this section as our “named executive officers” or “NEOs.”

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was awarded to, earned by, or paid to our named executive officers for the last two completed fiscal years.

Name and Principal Position	Year	Salary ($)	Stock Awards(1) ($)		All Other Compensation ($)	Total ($)
Ryan Saadi, M.D., M.P.H.	2025	501,000	9,920,000	(2)	0	10,421,000
Chief Executive Officer	2024	501,000	87,263,783	(3)	0	87,764,783
Kirti Desai	2025	300,000	930,000	(2)	0	1,230,000
Chief Financial Officer	2024	300,000	0		0	300,000
Neal Flomenberg, M.D.	2025	350,000	372,000	(2)	0	722,000
Chief Scientific Officer and Global R&D Lead	2024	350,000	0		0	350,000

(1)	The amounts in this column reflect the full grant date fair value of restricted stock units (“RSUs”) computed in accordance with ASC 718, excluding estimates of forfeitures related to service-based vesting conditions. See our discussion of “Stock-Based Compensation” under Note 11 to our audited consolidated financial statements included in the 2024 Form 10-K for a discussion of all assumptions made by us in determining the grant date fair values of our equity awards. See also our discussion of stock-based compensation under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in the 2024 Form 10-K. The amount reported reflects the accounting cost for the RSUs and does not correspond to the actual value that may be recognized by the applicable grantee in connection with each award.

(2)	On June 27, 2025, the Company granted 160,000 shares of restricted common stock (“Restricted Stock”) to Dr. Saadi, 15,000 shares of Restricted Stock to Mr. Desai, and 6,000 shares of Restricted Stock to Dr. Flomenberg (the “June 2025 Awards”), the terms of which are described under the header “-Narrative Disclosure to Summary Compensation Table-Equity Compensation.” The fair value per share for the June 2025 Awards was determined to be $62.00 per share, equivalent to the closing price of the Company’s stock on the grant date, resulting in a total grant date fair value of $9,920,000 with respect to Dr. Saadi, $930,000 with respect to Mr. Desai, and $372,000 with respect to Dr. Flomenberg. The fair values of the June 2025 Awards as of December 31, 2025, were $2,640,000 for Dr. Saadi, $247,500 for Mr. Desai, and $99,000 for Dr. Flomenberg, based on a closing price per share of $16.50 on that date.

(3)	Further to a condition to the closing (the “Closing”) of the transactions pursuant to the that certain Agreement and Plan of Merger, dated June 28, 2023 (the “Merger Agreement”), by and among Semper Paratus Acquisition Corporation, a Cayman Islands exempted company (“Semper Paratus”), Semper Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Semper Paratus (“Merger Sub”), SSVK Associates, LLC, a Delaware limited liability company (“SSVK”), in its capacity as purchaser representative, Tevogen Bio Inc (n/k/a Tevogen Bio Inc.), a Delaware corporation (“Tevogen Bio”), and Dr. Saadi, in his capacity as seller representative, on February 14, 2024 (the “Closing Date”), pursuant to which Merger Sub merged with and into Tevogen Bio (the “Merger”), with Tevogen Bio being the surviving company and a wholly owned subsidiary of Semper Paratus (the “Business Combination”), the Company issued an aggregate of 386,979 RSUs under the Tevogen Bio Holdings Inc. 2024 Omnibus Plan (the “2024 Plan”) to Dr. Saadi (the “Special RSU Award”), the terms of which are described under the header “-Narrative Disclosure to Summary Compensation Table-Equity Compensation.” The fair value per share for the Special RSU Award was determined to be $225.50 per share, equivalent to the closing price of the Company’s stock on the Closing Date, resulting in a total grant date fair value of $87,263,783. The fair value of the Special RSU Award as of December 31, 2025, was $6,385,155, based on a closing price per share of $16.50 on that date.

Narrative Disclosure to Summary Compensation Table

Base Salary

The named executive officers receive base salaries to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. The annual base salaries for Dr. Saadi, Mr. Desai, and Dr. Flomenberg for 2025 were $501,000, $300,000, and $350,000, respectively, unchanged from their 2024 base salaries.

2025 Executive Compensation Program

Executive officer salaries have not been increased for 2025, and the independent directors have determined to grant equity awards to executive officers in the form of Restricted Stock awards that will vest in three equal installments beginning on the fifth anniversary of the grant date, and that will be subject to forfeiture in most cases in the event the executive’s service with the Company terminates prior to vesting. We believe that awarding Restricted Stock awards that vest over a significant period of time incentivizes retention and value creation while still providing executive officers with an important incident of stock ownership.

Equity Compensation

On June 27, 2025, the Company granted the June 2025 Awards to our named executive officers. The June 2025 Awards vest in four equal annual installments beginning on June 27, 2032 with respect to Dr. Saadi and in three equal annual installments beginning on June 27, 2030 with respect to Mr. Desai and Dr. Flomenberg. Pursuant to the terms of the June 2025 Awards, the grantees are entitled to vote the Restricted Stock, but such shares may not be sold, transferred by gift, pledged, hypothecated, or otherwise transferred or disposed of prior to vesting, subject to automatic forfeit.

Further to a condition to the Closing, the Company granted the Special RSU Award to Dr. Saadi on the Closing Date. The 386,979 shares underlying the Special RSU Award represented approximately 10% of our common stock, calculated on a fully diluted basis, at the time of the grant. Upon grant, the RSUs immediately settled in Restricted Stock, the restrictions on which are not scheduled to begin to lapse until seven years after grant. The restrictions will lapse in four equal annual installments beginning on February 14, 2031, subject to Dr. Saadi’s continuous service through the applicable vesting date. Pursuant to the terms of the Special RSU Award, Dr. Saadi is entitled to vote the Restricted Stock, but such shares may not be sold, assigned, transferred, pledged, hypothecated, or otherwise encumbered prior to vesting, subject to automatic forfeit.

With respect to the June 2025 Awards, in the event a grantee’s service terminates due to such grantee’s death or disability, the shares of Restricted Stock will immediately become fully vested as of the date of such termination. With respect to the June 2025 Awards and the Special RSU Award, each grantee will automatically forfeit all unvested Restricted Stock in the event such grantee’s service terminates for any reason (other than the grantee’s death or disability with respect to the June 2025 Awards) prior to vesting or such grantee is determined to have engaged in Conduct Detrimental to the Company (as defined in the applicable award agreement) during such grantee’s service to the Company. In addition, in the event that such grantee is determined to have engaged in Conduct Detrimental to the Company during such grantee’s service with the Company or in the 12-month period thereafter, such grantee will owe the Company a cash payment or forfeiture of shares of common stock with respect to shares that vested in the 12 months prior to the conduct, regardless of whether such grantee still owns the shares at the time of the determination. The Restricted Stock is subject to accelerated vesting in the event of a Change in Control (as defined in the 2024 Plan) in which the Restricted Stock is not assumed or continued.

From time to time, we grant equity awards as incentives to attract, retain, and motivate our named executive officers. Prior to the Closing, we granted equity awards under the Tevogen Bio Inc 2020 Equity Incentive Plan (the “2020 Plan”). In connection with the consummation of the Business Combination, we adopted the 2024 Plan and no longer grant awards pursuant to the 2020 Plan. Each RSU award granted under the 2020 Plan that was outstanding and unvested as of the Closing Date was automatically canceled in connection with the Closing and converted into an award under the 2024 Plan with respect to our common stock. Such converted awards remained subject to the same terms and conditions as set forth under the applicable award agreement prior to the Closing.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding equity awards held by our named executive officers that were outstanding as of December 31, 2025. Our named executive officers did not hold any outstanding stock options as of December 31, 2025.

	Stock Awards
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ryan Saadi	546,979	(1)	$9,025,155	(4)
Kirti Desai	15,000	(2)	$247,500	(4)
Neal Flomenberg	10,848	(3)	$178,993	(4)

(1)	Reflects the June 2025 Award and the Special RSU Award.

(2)	Reflects the June 2025 Award.

(3)	Reflects the June 2025 Award and an award of 2,000 RSUs of Tevogen Bio originally granted on July 14, 2023 (the “2023 Flomenberg Award”), 50% of which remained unvested as of December 31, 2025, adjusted to reflect the Exchange Ratio (as defined below) and expressed in shares of common stock. The vesting of the 2023 Flomenberg Award requires the satisfaction of both a service-based condition and a performance-based condition (the “Liquidity Event Condition”). The Liquidity Event Condition was satisfied by the consummation of the Business Combination. The 2023 Flomenberg Award vested with respect to 25% of the RSUs on July 14, 2024 and 25% of the RSUs on July 14, 2025, and will vest with respect to additional tranches of 25% on each anniversary thereof, subject to continued service. In addition, as of December 31, 2025, Mr. Flomenberg held 2,424 RSUs that had vested but had not yet been settled into shares of common stock.

(4)	Computed by multiplying the closing price of $16.50 per share of the common stock on December 31, 2025 by the number of RSUs.

Director Compensation

Our non-employee directors received no compensation during the fiscal year ended December 31, 2025. Dr. Saadi, who serves as our Chief Executive Officer and Chairperson of the Board, receives no additional compensation for his service as a director. This discussion and the discussion under “Executive Compensation” below may contain forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation practices. Actual compensation practices in the future may differ materially from the forward-looking statements included in this discussion.

The following table provides information regarding the stock awards granted to our non-employee directors that were outstanding as of December 31, 2025:

Name	RSUs (#) (1)
Jeffrey Feike	3,600
Keow Lin Goh	3,600
Curtis Patton	3,600
Susan Podlogar	3,600
Victor Sordillo	3,907

(1)	On December 21, 2024, we granted to each non-employee director an award of 4,800 RSUs, which vest ratably in four equal annual installments beginning on January 1, 2025 subject to each grantee’s continued service, and on December 20, 2024, we granted to Mr. Sordillo an additional 4,800 RSUs, which vested immediately, in recognition of the value of his past service on the Board (collectively, the “December 2024 RSUs”). Under the terms of the Merger Agreement, each RSU with respect to shares of the common stock of Tevogen Bio (each “Tevogen Bio RSU”) that was unvested at the time of the Closing was canceled and converted into an award under the 2024 Plan with respect to a number of RSUs to be settled in our common stock equal to the product, rounded up to the nearest whole number, of (i) the number of shares of the common stock of Tevogen Bio subject to the Tevogen Bio RSU as of immediately prior to the effective time of the Merger, multiplied by (ii) approximately 4.84 (the “Exchange Ratio”). The numbers in the table above reflect, with respect to each non-employee director, the December 2024 RSUs and, with respect to Mr. Sordillo, an award of RSUs of Tevogen Bio granted on January 5, 2023, of which 153, as adjusted to reflect the Exchange Ratio and expressed in shares of common stock, remained unvested and 153 had vested but not yet been settled into shares of common stock as of December 31, 2025.

Policies and Practices Related to the Grant of Certain Equity Awards

While we do not have any formal policy or practice with respect to the timing of awards of stock options, stock appreciation rights, or similar option-like instruments, we have never granted such awards. We have not timed the disclosure of material non-public information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 with respect to the shares of the Company’s common stock that may be issued under the Company’s existing compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	-	-	189,356
Equity compensation plans not approved by security holders	-	-	-
Totals	-	-	189,356

(1) Consists of shares available for future issuance under our 2024 Plan. The number of shares available for issuance under the 2024 Plan increases annually on January 1 of each calendar year (beginning in 2025 and ending in 2034) by an amount equal to the lesser of (i) a number of shares of common stock equal to 5.0% of the total number of shares of common stock outstanding as of the last day of the immediately preceding calendar year, or (ii) such lesser number of shares of common stock as determined by the Board.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of common stock as of April 28, 2026, by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;
●	each of our named executive officers and directors; and
●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if they possess sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the vesting of RSUs, within 60 days of April 28, 2026. Shares subject to RSUs that vest within 60 days of April 28, 2026 are considered outstanding and beneficially owned by the person holding such RSUs for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

The beneficial ownership of the common stock is based on 4,187,505 shares issued and outstanding as of April 28, 2026.

Name and Address of Beneficial Owner	Number of Shares of Tevogen Common Stock		%
5% Holders
Manmohan Patel, MD	435,028	(1)	9.99%
Tevogen Directors and Named Executive Officers(2)
Ryan Saadi	2,489,567	(3)	59.45%
Kirti Desai	202,984	(4)	4.85%
Neal Flomenberg	74,516	(5)	1.78%
Jeffrey Feike	14,035		*
Keow Lin Goh	6,278		*
Curtis Patton	21,792		*
Susan Podlogar	6,278		*
Victor Sordillo	9,139	(6)	*
All Tevogen directors and executive officers as a group (9 individuals)	2,845,557	(7)	67.91%

* Less than 1%

(1)	Includes 10,000 shares issuable upon conversion of Series A Preferred Stock, 12,000 shares issuable upon conversion of Series A-1 Preferred Stock, and 145,127 shares issuable upon conversion of Series C Preferred Stock (after operation of a 9.99% beneficial ownership limitation) that is held by The Patel Family, LLP (the “Patel Family”) or that the Patel Family has the right to acquire within 60 days of April 28, 2025. Dr. Patel may be deemed to beneficially own the shares of common stock issuable upon conversion of the Preferred Stock as well as 34,348 shares of common stock held by the Patel Family. The business address of the Patel Family and Dr. Patel is 5 Jennie Court, Cedar Grove, New Jersey 07009. Dr. Patel is the spouse of the managing member of the Patel Family.
(2)	The address of each of these individuals is c/o Tevogen Bio Holdings Inc., 15 Independence Boulevard, Suite #410, Warren, New Jersey 07059.
(3)	Includes 3,878 shares of common stock held by Dr. Saadi’s wife and an aggregate of 546,979 shares of restricted common stock, the terms of which are described above under “Executive Compensation—Narrative Disclosure to Summary Compensation Table—Equity Compensation.”
(4)	Includes 15,000 shares of restricted common stock, the terms of which are described above under “Executive Compensation—Narrative Disclosure to Summary Compensation Table—Equity Compensation.”
(5)	Includes 6,000 shares of restricted common stock, the terms of which are described above under “Executive Compensation—Narrative Disclosure to Summary Compensation Table—Equity Compensation” and 2,424 shares of common stock underlying RSUs vesting within 60 days of April 28, 2026.
(7)	Includes an aggregate of 571,979 shares of restricted common stock, the terms of which are described above under “Executive Compensation—Narrative Disclosure to Summary Compensation Table—Equity Compensation” and 2,424 shares of common stock underlying RSUs vesting within 60 days of April 28, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Person Transactions

Our Related Person Transactions Policy applies to any transaction where we are a participant, the aggregate amount involved may exceed $120,000, and a Related Person has a direct or indirect material interest, other than transactions not required to be reported pursuant to Item 404(a) of Regulation S-K. For this purpose, a “Related Person” is any director, executive officer, any beneficial owner of five percent or more of our voting securities, and their immediate family members, as well as entities in which a Related Person is a partner or has a 5% or greater beneficial interest.

Under our Related Person Transactions Policy, the Audit Committee (or any independent body) serves as the approval authority for related person transactions. Any transaction that we intend to undertake with a Related Person will be submitted to either our Chief Financial Officer, who serves as the compliance officer under the Related Person Transactions Policy, the Audit Committee (or any independent body), or the full Board. If the compliance officer, the Audit Committee (or any independent body), or the Board becomes aware of a transaction with a related person that has not been previously approved or previously ratified under the Related Person Transactions Policy that required such approval, the transaction will be submitted promptly to the approval authority for review. The Audit Committee (or any independent body) will consider all relevant available facts and circumstances, including:

●	the materiality and character of the Related Person’s direct or indirect interest;
●	the commercial reasonableness of the terms;

●	any Company contractual obligations;
●	the benefit or perceived benefit, or lack thereof, to the Company;
●	the opportunity cost of alternate transactions; and
●	the actual or apparent conflict of interest of the Related Person.

Related Person Transactions

Lock-Up Agreements with the Original Sponsor and SSVK

On November 3, 2021, Semper Paratus entered into a letter agreement (the “Letter Agreement”) with Semper Paratus Sponsor LLC (the “Original Sponsor”) and certain individuals party thereto (the “Insiders”), pursuant to which, among other things, the Original Sponsor and each Insider agreed that the Class B ordinary shares of Semper Paratus then held by the Original Sponsor would not be transferable or salable until the earlier of (A) one year after the Closing or (B) the occurrence of certain events (the “Letter Agreement Lock-Up”) and that the private placement units then held by the Original Sponsor would not be transferable or salable until 30 days after the Closing. On January 30, 2023, the Original Sponsor, holding all of the issued and outstanding Class B ordinary shares of Semper Paratus, elected to convert its Class B ordinary shares into Class A ordinary shares on a one-for-one basis. As a result, 11,983,333 of the Company’s Class B ordinary shares were cancelled and 11,983,333 Class A ordinary shares were issued to the Original Sponsor. The Original Sponsor agreed that all of the terms and conditions applicable to these shares set forth in the Letter Agreement would continue to apply to the Class A ordinary shares that these shares converted into, including the Letter Agreement Lock-Up.

On February 13, 2024, Semper Paratus, the Original Sponsor, SSVK, and certain individuals party thereto entered into an Amendment to the Letter Agreement, which, among other things, replaced the reference to “one year after completion of the initial business combination” in the Letter Agreement Lock-Up with “six months after the completion of the initial business combination.” At the time of this transaction, SSVK was the beneficial owner of more than 5% of Semper Paratus’s common shares. Suren Ajjarapu, managing member of SSVK, was a member of our Board until August 2024.

Sponsor Advisory Services Fee

In June 2023, pursuant to the Merger Agreement, Tevogen Bio agreed that at the Closing, it would pay $2.0 million to SSVK for advisory services (the “Sponsor Advisory Services Fee”). Thereafter, in connection with the Closing and the Conversion Agreements (as described below), the Sponsor Advisory Services Fee was reduced to $500,000. This amount was further reduced to $250,000 by reducing a repayment obligation of SSVK. That repayment obligation arose from transactions in 2023 pursuant to which Semper Paratus transferred $250,000 to an affiliate of Mr. Ajjarapu.

Conversion Agreements

On the Closing Date, Semper Paratus entered into Conversion Agreements with SSVK and Mr. Ajjarapu pursuant to which we issued an aggregate of 3,480 shares of common stock in relation to services that were to have been provided to us and Tevogen Bio, at an effective price of $500.00 per share of common stock.

Amended and Restated Registration Rights Agreement

On November 3, 2021, Semper Paratus entered into a Registration and Shareholder Rights Agreement, pursuant to which the Original Sponsor, Cantor Fitzgerald & Co. (“Cantor”), and their permitted transferees, if any, were entitled to certain registration rights. On the Closing Date, in connection with the Closing, we entered into an amended and restated registration rights agreement (the “A&R Registration Rights Agreement”) with SSVK, the Original Sponsor, Dr. Saadi, Mr. Desai, Dr. Neal Flomenberg, our Chief Scientific Officer and Global R&D Lead, the Sponsor Holders (as defined therein), and Cantor. Pursuant to the A&R Registration Rights Agreement, we agreed to use commercially reasonable efforts to file a registration statement registering the resale of certain shares of common stock and warrants (the “Registrable Securities”). In addition, at any time (after the expiration of any lock-up period) and from time to time after the shelf registration statement has been declared effective, the Special Holders (as defined therein) holding at least a majority in interest of Registrable Securities may request to sell all or any portion of their Registrable Securities in an underwritten offering that is registered pursuant to the shelf registration statement (each, an “Underwritten Shelf Takedown”); provided that such Underwritten Shelf Takedown meets certain requirements and that we shall not be obligated to effect more than one Underwritten Shelf Takedown during any twelve-month period.

New Lock-Up Agreement

On the Closing Date, in connection with the Closing, we entered into a lock-up agreement (the “Lock-Up Agreement”) with SSVK, Mr. Ajjarapu, and Dr. Saadi (the “Locked-Up Parties”), pursuant to which each Locked-Up Party agreed subject to specified exceptions not to transfer any securities they held until the earlier of (A) six months after the Closing Date and (B) subsequent to the Closing, (x) if the closing price of the common stock equaled or exceeded $600.00 per share for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing, or (y) the date on which we completed a liquidation, merger, share exchange, or other similar transaction that resulted in all of our stockholders having the right to exchange their common stock for cash, securities, or other property. The Lock-Up Agreement has expired.

Mittul Mehta Employment

Mittul Mehta, son-in-law of Mr. Desai, is employed as our Chief Information Officer and Head of Tevogen AI. In 2025, Mr. Mehta had a base salary of $250,000.

Series A Preferred Stock

On the Closing Date, we entered into that certain securities purchase agreement with the Patel Family, pursuant to which the Patel Family agreed to purchase shares of our Series A Preferred Stock for an aggregate purchase price of $8.0 million. On March 27, 2024, we entered into an amended and restated securities purchase agreement pursuant to which that amount was reduced to $2.0 million (as amended and restated, the “Preferred Purchase Agreement”). The shares of Series A Preferred Stock are convertible into a total of 10,000 shares of common stock at the election of the holder. The Series A Preferred Stock is subject to a call right providing us the right to call the stock if the volume weighted average price of the common stock for the 20 days prior to delivery of the call notice is greater than $250.00 per share and in each case there is an effective resale registration statement on file covering the underlying common stock. The Patel Family is associated with Dr. Manmohan Patel, who is a beneficial owner of more than 5% of the common stock.

Series A-1 Preferred Stock

Pursuant to the Preferred Purchase Agreement, the Patel Family agreed to purchase shares of our Series A-1 Preferred Stock for an aggregate purchase price of $6.0 million. The shares of Series A-1 Preferred Stock will be convertible into a total of 12,000 shares of common stock at the election of the holder. The Series A-1 Preferred Stock will be subject to a call right providing us the right to call the stock if the volume weighted average price of the common stock for the 20 days prior to delivery of the call notice is greater than $250.00 per share and in each case there is an effective resale registration statement on file covering the underlying common stock.

Series B Preferred Stock and Assignment and Assumption Agreement

In connection with the Closing, Semper Paratus entered into an agreement as of the Closing Date with SSVK (the “Assignment and Assumption Agreement”), pursuant to which Semper Paratus assigned to SSVK and SSVK agreed to assume certain liabilities and obligations, including liabilities and obligations that would become liabilities and obligations of the Company as a result of the Business Combination, in the aggregate initial amount of approximately $4.2 million, which amount was later reduced to approximately $3.6 million, in consideration for the issuance of Series B Preferred Stock of the Company.

On June 15, 2024, we entered into that certain repurchase agreement with SSVK (the “Repurchase Agreement”), pursuant to which we repurchased and cancelled, with immediate effect, the outstanding shares of our Series B Preferred Stock in exchange for (i) the reassignment to and reassumption by us of the liabilities assigned under the Assignment and Assumption Agreement and (ii) the termination of the Assignment and Assumption Agreement, and SSVK released us from certain claims relating to the Repurchase Agreement.

Series C Preferred Stock

On August 21, 2024, we entered into a securities purchase agreement with the Patel Family, pursuant to which the Patel Family purchased 600 shares of our Series C Preferred Stock for an aggregate purchase price of $6.0 million.

The shares of Series C Preferred Stock are convertible at the election of the Patel Family, beginning six months after the date of issuance, into shares of the common stock at a conversion price equal to the volume-weighted average price of the common stock for the 30 trading days immediately prior to the exercise of the holder’s conversion option, subject to a floor price of $30.86 and a beneficial ownership limitation of 9.99% following conversion. The Series C Preferred Stock are subject to a call right providing us the right to call the stock at any time after the fifth anniversary of the date of issuance. The Series C Preferred Stock are non-voting. The Series C Preferred Stock carry an annual 7.5% cumulative dividend, compounded annually, beginning on October 25, 2024 and ending on the last business day of the calendar quarter ending September 30, 2034. Dividends are payable in shares of Series C Preferred Stock or, at our election, in cash. So long as the Series C Preferred Stock is outstanding, we will not, without the written consent of the holders of 50.1% of the Series C Preferred Stock, amend, alter, or repeal any provision of our certificate of incorporation, as amended, or our bylaws (the “Bylaws”) in a manner adverse to the Series C Preferred Stock.

Loan Agreement

On June 6, 2024, we entered into a loan agreement (the “Loan Agreement”) with the Patel Family, providing for (i) an unsecured line of credit facility (the “Facility”), pursuant to which the Patel Family agreed to lend the Company up to $36.0 million, and (ii) a contingent option for the Patel Family to purchase at least $14.0 million of common stock in a future private placement (the “Optional PIPE”). Pursuant to the terms of the Loan Agreement, the Company issued to the Patel Family 20,000 shares of common stock as a commitment fee (the “Commitment Shares”), subject to forfeiture by the Patel Family of the Commitment Shares or an equal number of shares of common stock in the event the Patel Family fails to (i) make a deposit under the Facility when due or (ii) pay the purchase price for the Optional PIPE within 30 days after the Threshold Price Notice Date (as defined in the Loan Agreement) in the event the Company has satisfied all applicable closing conditions.

Consulting Agreement

In December 2024, the Company contracted with Dr. Manmohan Patel to provide advisory services to the Company in support of the Company’s manufacturing development, including but not limited to identifying and developing real estate, establishing quality management processes, attracting and hiring an executive to lead operations, providing medical advice, and addressing government affairs and regulatory matters. In exchange for his consultation services, Dr. Patel was granted 120,000 RSUs, of which 40,000 vested immediately and 40,000 RSUs vested in each of January 2025 and February 2025, with an aggregate grant date fair value of $5,976,000.

Grant from KRHP

In January 2025, KRHP LLC (“KRHP”), a New Jersey limited liability company, granted the Company $2,000,000 to further the Company’s development of off-the-shelf, genetically unmodified precision T cell therapeutics to treat infectious diseases and cancers. KRHP is affiliated with Dr. Patel’s spouse. KRHP subsequently committed to granting the Company an additional $8,000,000, of which $1,000,000 was granted in August 2025.

CD8 Agreement

On April 16, 2025, we entered into a Master Services and Facilities Agreement (the “MSA”) with CD 8 Technology Services LLC (“CD8”). Under the MSA, CD8 agreed to provide us with access to specialized manufacturing facilities, including clean rooms and laboratories, as well as related operational services to support the production of our cell therapy products. The specific details for each project—including scope of work, costs, and timelines—will be set out in individual project work orders. CD8 is associated with Dr. Patel.

Capital Contribution from Dr. Saadi

On June 30, 2025, Dr. Saadi provided the Company with a cash contribution of $500,000.

Director Independence

Under our Corporate Governance Guidelines and Nasdaq rules, a director will not be independent unless our Board affirmatively determines that the director does not have a relationship with the Company that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In addition, the director must not be precluded from qualifying as independent under the per se bars set forth by the Nasdaq rules.

Our Board undertook a review of its composition, the composition of its Audit Committee, and the independence of directors and considered whether any director has a relationship with us that could compromise the director’s ability to exercise independent judgment in carrying out the director’s responsibilities. Based upon information requested from and provided by each director concerning the director’s background, employment, and affiliations, including family relationships, our Board has determined that none of Jeffrey Feike, Dr. Keow Lin Goh, Dr. Curtis Patton, Susan Podlogar, and Victor Sordillo has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors qualifies as “independent” as that term is defined under the Nasdaq rules. In making these determinations, our Board considered all facts and circumstances our Board deemed relevant in determining their independence.

Item 14. Principal Accounting Fees and Services.

KPMG LLP (“KPMG”) was our independent registered public accounting firm for the years ended December 31, 2025 and December 31, 2024.

Audit Fees

The following table presents fees for professional audit services and other services rendered for the Company by KPMG for the years ended December 31, 2025 and 2024.

	2025	2024
Audit Fees(1)	$587,000	$501,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$587,000	$501,000

(1)	Audit fees consist of fees for professional services rendered by KPMG in connection with the audit of our annual consolidated financial statements, and quarterly reviews of our interim consolidated financial statements. Audit fees also include issuance of consents and professional services related to registration statements and comfort letters.

Pre-Approval Policies and Procedures

Under the Audit Committee charter, the Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the Company’s independent registered public accounting firm and shall not engage the independent registered public accounting firm to perform any non-audit services prohibited by law or regulation. Each year, the independent registered public accounting firm’s retention to audit the Company’s financial statements, including the associated fee, is approved by the Audit Committee. Consistent with the policies and procedures of the Audit Committee charter, all audit fees set forth above for 2025 were pre-approved by our Audit Committee, which concluded that the provision of such services by KPMG were compatible with the maintenance of the firm’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1) Financial Statements

The financial statements of Tevogen Bio Holdings Inc. are filed as part of the 2025 Annual Report on Form 10-K under Item 8. Financial Statements and Supplementary Data.

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

Exhibit Index

Exhibit	Description
2.1†	Agreement and Plan of Merger, dated June 28, 2023, by and among the Company, Semper Merger Sub, Inc., SSVK Associates, LLC, Tevogen Bio Inc, and Ryan Saadi, in his capacity as seller representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 29, 2023 (File No. 001-41002))
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 14, 2024 (File No. 001-41002))
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 4, 2026 (File No. 001-41002))
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 25, 2025 (File No. 001-41002))
3.4	Certificate of Designation of Series A Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 21, 2024 (File No. 001-41002))
3.5	Certificate of Designation of Series A-1 Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2024 (File No. 001-41002))
3.6	Certificate of Designation of Series C Preferred Stock of Tevogen Bio Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2024 (File No. 001-41002))
4.1	Warrant Agreement, dated November 3, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 8, 2021 (File No. 001-41002))
4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (Registration Statement No. 333-260113) filed with the SEC on October 7, 2021)
4.3	Description of Securities (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed with the SEC on April 2, 2025 (File No. 001-41002))
10.1	Service Agreement, dated as of April 15, 2022, between Tevogen Bio Inc and CIC Innovation Communities, LLC (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-274519) filed with the SEC on November 22, 2023)
10.2	Lease Agreement, dated as of June 9, 2022, between Tevogen Bio Inc and Wanamaker Office Lease, LP (incorporated by reference to Exhibit 10.16 to Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-274519) filed with the SEC on November 22, 2023)
10.3	Lease Agreement, dated as of February 14, 2022, between Tevogen Bio Inc and Mitsui Sumitomo Insurance Company of America (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Registration Statement on Form S-4 (Registration No. 333-274519) filed with the SEC on November 22, 2023)
10.4	Amendment No. 1 to the Lease Agreement, dated as of May 30, 2025, between Mitsui Sumitomo Insurance Company of America and Tevogen Bio Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 3, 2025 (File No. 001-41002))
10.5	Subscription Agreement, dated May 3, 2023, by and among Semper Paratus Acquisition Corporation, Semper Paratus Sponsor LLC and Polar Multi-Strategy Master Fund (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 9, 2023 (File No. 001-41002))
10.6	Purchase Agreement, dated May 4, 2023, by and among SSVK Associates, LLC, Semper Paratus Acquisition Corporation and Semper Paratus Sponsor LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 9, 2023 (File No. 001-41002))
10.7	Subscription Agreement, dated June 20, 2023, by and among Semper Paratus Acquisition Corporation, Semper Paratus Sponsor LLC and Polar Multi-Strategy Master Fund (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 21, 2023 (File No. 001-41002))
10.8	Amended and Restated Registration Rights Agreement, dated February 14, 2024, by and among the Company, SSVK Associates, LLC, Semper Paratus Sponsor LLC, Cantor Fitzgerald & Co., and the other signatories thereto (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed with the SEC on April 29, 2024 (File No. 001-41002))
10.9+	Non-Competition and Non-Solicitation Agreement, effective as of February 14, 2024, by and between the Company and Ryan Saadi (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K filed with the SEC on April 29, 2024 (File No. 001-41002))

Exhibit	Description
10.10+	Tevogen Bio Holdings Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on February 14, 2024 (File No. 001-41002))
10.11+	Amendment No. 1 to the Tevogen Bio Holdings Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 25, 2026 (File No. 001-41002))
10.12+	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 (Registration No. 333-280075) filed with the SEC on June 10, 2024)
10.13+	Restricted Stock Unit Agreement, dated as of February 14, 2024, by and between the Company and Ryan Saadi (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed with the SEC on April 29, 2024 (File No. 001-41002))
10.14+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed with the SEC on February 14, 2024 (File No. 001-41002))
10.15	Amended and Restated Securities Purchase Agreement, dated as of March 27, 2024, by and between Tevogen Bio Holdings Inc. and The Patel Family, LLP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2024 (File No. 001-41002))
10.16	Loan Agreement, dated as of June 6, 2024, between Tevogen Bio Holdings Inc. and The Patel Family, LLP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 11, 2024 (File No. 001-41002))
10.17	Sales Agreement, dated July 3, 2025, by and between Tevogen Bio Holdings Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on July 3, 2025 (File No. 001-41002))
19.1	Tevogen Bio Holdings Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the SEC on April 2, 2025 (File No. 001-41002))
21.1	Subsidiary of the Registrant (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed with the SEC on March 31, 2026 (File No. 001-41002))
23.1	Consent of KPMG LLP (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed with the SEC on March 31, 2026 (File No. 001-41002))
31.1	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Annual Report on Form 10-K filed with the SEC on March 31, 2026 (File No. 001-41002))
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31. to the Annual Report on Form 10-K filed with the SEC on March 31, 2026 (File No. 001-41002))
31.3*	Certification of Chief Executive officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed with the SEC on March 31, 2026 (File No. 001-41002))
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Annual Report on Form 10-K filed with the SEC on March 31, 2026 (File No. 001-41002))
97.1	Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the SEC on April 29, 2024 (File No. 001-41002))
EX-101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(a)(5). The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tevogen Bio Holdings Inc.

Date: April 30, 2026	By:	/s/ Ryan Saadi
Ryan Saadi
Chief Executive Officer

