Form 10-Q
period 2026-03-31
Tevogen Bio Holdings Inc.
filed 2026-05-15
CIK 1860871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-41002

Tevogen Bio Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-1597194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Independence Boulevard, Suite #210 Warren, New Jersey	07059
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 838-6434

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	TVGN	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Common Stock for $575 per share	TVGNW	The Nasdaq Stock Market LLC

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

The number of shares of registrant’s common stock outstanding as of May 12, 2026 was 4,187,505.

i

TEVOGEN BIO HOLDINGS INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash	$692,305	$552,372
Prepaid expenses and other assets	1,289,886	828,592
Due from related party	158,819	158,819
Total current assets	2,141,010	1,539,783

Property and equipment, net	140,040	170,308
Right-of-use assets - operating leases	1,394,690	1,423,473
Deferred transaction costs	179,378	183,546
Other assets	1,065,887	1,065,884
Total assets	$4,921,005	$4,382,994

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$3,798,598	$3,340,127
Accrued expenses and other liabilities	1,241,208	1,499,624
Operating lease liabilities	327,740	327,740
Notes payable	1,651,000	1,651,000
Due to related party	250,000	250,000
Total current liabilities	7,268,546	7,068,491

Loan agreement	6,400,000	4,400,000
Operating lease liabilities	1,093,969	1,122,750
Derivative warrant liabilities	648	26,479
Total liabilities	14,763,163	12,617,720

Stockholders’ deficit
Series A Preferred Stock, $0.0001 par value; 2,000 shares authorized; 500 shares issued and outstanding as of March 31, 2026 and December 31, 2025 (liquidation value of $2,211,233 at March 31, 2026)	2,799,990	2,799,990
Series C Preferred Stock, $0.0001 par value; 1,300 shares authorized; 600 shares issued and outstanding as of March 31, 2026 and December 31, 2025 (liquidation value of $6,673,151 at March 31, 2026)	6,000,000	6,000,000
Common stock, $0.0001 par value; 800,000,000 shares authorized; 4,168,705 and 4,020,746 shares issued and outstanding at March 31, 2026 and December 31, 2025	417	402
Additional paid-in capital	126,464,239	122,625,431
Accumulated deficit	(145,106,804)	(139,660,549)
Total stockholders’ deficit	(9,842,158)	(8,234,726)
Total liabilities and stockholders’ deficit	$4,921,005	$4,382,994

See accompanying notes to the unaudited consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2026	2025
Operating expenses:
Research and development	$3,134,810	$3,195,068
General and administrative	2,266,110	7,161,279
Total operating expenses	5,400,920	10,356,347
Loss from operations	(5,400,920)	(10,356,347)
Interest expense, net	(71,166)	(24,571)
Change in fair value of warrants	25,831	13,857
Net loss	$(5,446,255)	$(10,367,061)

Net loss attributable to common stockholders, basic and diluted	$(5,621,323)	$(10,504,185)
Net loss per share attributable to common stockholders, basic and diluted	$(1.61)	$(3.25)
Weighted-average common stock outstanding, basic and diluted	3,486,215	3,228,142

See accompanying notes to the unaudited consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2026	500	$2,799,990	-	-	600	$6,000,000	4,020,746	$402	$122,625,431	$(139,660,549)	$(8,234,726)
Issuance of common stock in settlement of vested restricted stock units	-	-	-	-	-	-	25,868	3	(3)	-	-
Issuance of shares under the sales agreement, net of issuance costs	-	-	-	-	-	-	122,091	12	989,219	-	989,231
Stock-based compensation	-	-	-	-	-	-	-	-	2,849,592	-	2,849,592
Net loss	-	-	-	-	-	-	-	-	-	(5,446,255)	(5,446,255)
Balance at March 31, 2026	500	$2,799,990	-	-	600	$6,000,000	4,168,705	$417	$126,464,239	$(145,106,804)	$(9,842,158)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2025	500	$2,799,990	-	-	600	$6,000,000	3,559,827	$356	$97,910,766	$(113,385,117)	$(6,674,005)
Issuance of common stock in settlement of vested restricted stock units	-	-	-	-	-	-	118,041	11	(11)	-	-
Loan Agreement interest settled in stock	-	-	-	-	-	-	-	-	28,269	-	28,269
Capital contribution	-	-	-	-	-	-	-	-	2,000,000	-	2,000,000
Stock-based compensation	-	-	-	-	-	-	-	-	7,292,701	-	7,292,701
Net loss	-	-	-	-	-	-	-	-	-	(10,367,061)	(10,367,061)
Balance at March 31, 2025	500	$2,799,990	-	-	600	$6,000,000	3,677,868	$367	$107,231,725	$(123,752,178)	$(7,720,096)

See accompanying notes to the unaudited consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,446,255)	$(10,367,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	30,268	40,553
Stock-based compensation expense	2,849,592	7,292,701
Non-cash interest expense	-	24,577
Change in fair value of warrants	(25,831)	(13,857)
Amortization of right-of-use asset	28,783	64,849
Change in operating assets and liabilities:
Prepaid expenses and other assets	(341,597)	(24,968)
Other assets	(3)	-
Accounts payable	458,472	(535,499)
Accrued expenses and other liabilities	(258,417)	274,650
Operating lease liabilities	(28,781)	(64,008)
Net cash used in operating activities	(2,733,769)	(3,308,063)
Cash flows from investing activities:
Net cash used in investing activities	-	-
Cash flows from financing activities:
Proceeds from loan agreement	2,000,000	2,000,000
Proceeds from issuance of shares under the sales agreement, net of offering costs	873,702	-
Capital contribution	-	2,000,000
Net cash provided by financing activities	2,873,702	4,000,000
Net increase in cash	139,933	691,937
Cash - beginning of period	552,372	1,282,995
Cash - end of period	$692,305	$1,974,932
Supplementary disclosure of noncash investing and financing activities:
Deferred offering cost amortization	4,168	-
Receivables from issuance of shares under the sales agreement	119,697	-

See accompanying notes to the unaudited consolidated financial statements.

TEVOGEN BIO HOLDINGS INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

Tevogen Bio Holdings Inc., a Delaware corporation (the “Company”), is a clinical-stage specialty immunotherapy company harnessing the power of CD8+ cytotoxic T lymphocytes (“CD8+ CTLs”) to develop off-the-shelf, precision T cell therapies for the treatment of infectious diseases, cancers, and other disorders. The Company’s precision T cell technology, ExacTcellTM, is a set of processes and methodologies to develop, enrich, and expand single human leukocyte antigen-restricted CTL therapies with proactively selected, precisely defined targets. The Company has completed a Phase 1 proof-of-concept trial for the first clinical product of ExacTcell, TVGN 489, for the treatment of ambulatory, high-risk adult COVID-19 patients, and has other product candidates in its pipeline.

In addition, through the Company’s Tevogen.AI artificial intelligence (“AI”) initiative, it is focused on harnessing the potential of AI to expedite drug development, optimize laboratory processes and clinical trials, unravel complex biological data, improve patient outcomes, and pass on related savings to patients.

Reverse Stock Split

Effective March 6, 2026, the Company effected a reverse stock split at a ratio of 1-for-50 shares of its common stock (the “Reverse Stock Split”). As a result, every fifty shares of the Company’s issued and outstanding common stock were automatically combined into one share. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage ownership interest in the Company.

No fractional shares were issued as a result of the Reverse Stock Split and the split did not impact the par value of the Company’s common stock. Any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded down to the next whole share.

NOTE 2. DEVELOPMENT-STAGE RISKS AND LIQUIDITY

The Company has generally incurred losses and negative cash flows from operations since inception. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development. On July 3, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”), pursuant to which the Company may issue and sell from time to time up to $50,000,000 of shares of common stock through the Agent as the Company’s sales agent by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. Management believes that cash of $692,305 as of March 31, 2026, net proceeds of $0.1 million received from sales of common stock under the Sales Agreement subsequent to March 31, 2026, and net proceeds of $3,000,000 received from the sale of prefunded common stock purchase warrants in May 2026 (as described in Note 11), combined with the amounts available under the Loan Agreement (as defined in Note 5) entered into in June 2024 and the remaining commitment for a $7,000,000 grant from KRHP LLC, a New Jersey limited liability company (“KRHP”), will allow the Company to have adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these unaudited consolidated financial statements. The Company does not plan to initiate a clinical trial until additional funding is received.

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

Operations since inception have consisted primarily of organizing the Company, securing financing, developing licensed technologies, performing research, conducting pre-clinical studies and a clinical trial, and pursuing and completing the business combination pursuant to that certain Agreement and Plan of Merger, dated June 28, 2023 (the “Merger Agreement”), by and among Semper Paratus Acquisition Corporation, a Cayman Islands exempted company (“Semper Paratus”), Semper Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Semper Paratus (“Merger Sub”), SSVK Associates, LLC, a Delaware limited liability company, in its capacity as purchaser representative, Tevogen Bio Inc (n/k/a Tevogen Bio Inc.), a Delaware corporation (“Tevogen Bio”), and Dr. Ryan Saadi, in his capacity as seller representative, pursuant to which Merger Sub merged with and into Tevogen Bio (the “Merger”), with Tevogen Bio being the surviving company and a wholly owned subsidiary of Semper Paratus (the “Business Combination”). The Company is subject to risks associated with any specialty biotechnology company that requires considerable expenditures for research and development. The Company’s research and development projects may not be successful, products developed may not obtain necessary regulatory approval, and any approved product may not be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies in Note 3 to the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K filed with the SEC on March 31, 2026 (the “Annual Report”) have not materially changed, except as reflected in the following:

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

There were no transfers between levels during the three months ended March 31, 2026 and 2025.

The Company recorded a gain on change in fair value of derivative warrant liabilities of $25,831 during the three months ended March 31, 2026. The Company recorded a gain on change in fair value of $13,857 during the three months ended March 31, 2025. The change in value during these periods was largely attributable to changes in the price of the underlying common stock and risk-free rates. During the fiscal year ended December 31, 2024, the Company acquired private warrants in connection with the closing of the Business Combination (the “Closing”) of the transactions pursuant to the Merger Agreement on February 14, 2024 (the “Closing Date”) and issued written call options in connection with the Loan Agreement. The fair value of the written call options decreased to $0 between their issuance and December 31, 2024, and remained at $0 as of March 31, 2026. Such fair value measurements are Level 3 inputs. The following table provides a roll-forward of the aggregate fair values of the warrants.

Derivative warrant liabilities
Balance at January 1, 2025	$87,180
Change in fair value	(13,857)
Balance at March 31, 2025	$73,323

Balance at January 1, 2026	26,479
Change in fair value	(25,831)
Balance at March 31, 2026	$648

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities	3	$-	$-	$648

The Company used a Monte Carlo simulation (“MCS”) valuation methodology to determine the fair value of the freestanding $14,000,000 purchase option and remaining embedded $14,000,000 purchase option associated with the Loan Agreement as of December 31, 2024. The MCS methodology simulates the Company’s future stock price to estimate if and when the Trailing VWAP (as defined below) will reach $500.00 per share (as adjusted for the March 2026 stock split), and discounts the resulting payoff back to each valuation date using a present value factor. Significant assumptions used in determining the fair value of these options include volatilities of 78.98 % and 78.0% and discount rates of 3.7% and 3.9% for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026 and December 31, 2025, the MCS produced a fair value of $0 relating to these freestanding and embedded options.

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted-average common stock outstanding during the period. Given the Company’s net loss, basic and diluted net loss per share for the three months ended March 31, 2026 and 2025 are the same.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU No. 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Expense Disaggregation Disclosures, Disaggregation of Income Statement Expenses, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. The amendments in this pronouncement will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the potential impacts of adoption on its unaudited consolidated financial statements and related disclosures.

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

NOTE 4. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	March 31, 2026	December 31, 2025
Professional services	$1,142,378	$1,168,538
Other	98,830	331,086
Total	$1,241,208	$1,499,624

NOTE 5. DEBT

Loan Agreement

In June 2024, the Company entered into a Loan Agreement (the “Loan Agreement”) with The Patel Family, LLP (the “Patel Family”), a related party of the Company, providing for an unsecured line of credit facility (the “Facility”) for term loans of up to an initial total of $36,000,000. As of December 31, 2025, the Company had drawn $4,400,000 from the Facility, with maturity dates ranging from July 2028 to June 2029. The Company drew $2,000,000 during the first quarter of 2026, with a maturity date ranging from February to March 2030. As of March 31, 2026, the outstanding balance on the Loan Agreement was $6,400,000. As of March 31, 2026, $14,000,000 remained available for future financing.

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

The $14 million Purchase Option and the Additional Amount Purchase Option are recorded to written call option derivative liabilities within the unaudited consolidated balance sheet and have a fair value of $0 as of March 31, 2026 and December 31, 2025, respectively.

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

Notes Payable

As a result of the Merger, the Company assumed notes payable held by Polar Multi-Strategy Master Fund (“Polar”) for which the proceeds were to be used for working capital purposes by Semper Paratus with an outstanding balance of $1,651,000 on the Closing Date and which remain outstanding at March 31, 2026. The notes payable do not accrue interest. The outstanding balance of the notes was required to be repaid in full within five business days of the Merger, and the Company is therefore in default of its obligations at March 31, 2026. The notes’ default provisions do not require the Company to transfer any shares or pay any amounts to Polar.

NOTE 6. STOCK-BASED COMPENSATION

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

In addition to covering the Rollover RSUs, under the 2024 Plan, as of December 31, 2024, the Company was authorized to grant awards up to an aggregate 800,000 shares of common stock. During the year ended December 31, 2025, the number of shares authorized under the 2024 Plan was increased to 977,991. The 2024 Plan provides for the grant of options, stock appreciation rights, restricted common stock (“Restricted Stock”), RSUs, and other equity-based awards. As of March 31, 2026, awards for 189,398 shares remained available to be granted under the 2024 Plan.

The Company has issued RSUs that are subject to either service-based vesting conditions or service-based and performance-based vesting conditions. Compensation expense for service-based RSUs is recognized on a straight-line basis over the vesting period of the award. Compensation expense for service-based and performance-based RSUs (“Performance-Based RSUs”) is recognized when the performance condition, which is based on a liquidity event condition being satisfied, is deemed probable of achievement. The fair value of RSUs vested during the three months ended March 31, 2026 and 2025 was $0.3 million and $7.8 million, respectively.

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

Restricted Stock and RSU activity was as follows:

	Service-Based Restricted Stock and RSUs
	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2026	619,793	$163.47
Granted	-	-
Vested	(14,328)	51.24
Forfeited	-	-
Nonvested as of March 31, 2026	605,465	$166.12

	Service-Based Restricted Stock and RSUs
	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2025	533,805	$177.00
Granted	12,336	70
Vested	(111,556)	52.00
Forfeited	-	-
Nonvested as of March 31, 2025	434,585	$209.50

	Performance-Based RSUs
	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2026	5,633	$265.67
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested as of March 31, 2026	5,633	$265.67

	Performance-Based RSUs
	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2025	25,792	$185.00
Granted	-	-
Vested	(4,031)	171.00
Forfeited	-	-
Nonvested as of March 31, 2025	21,761	$188.00

There was $2,669,557 of compensation cost related to shares of service-based Restricted Stock and service-based RSUs during the three months ended March 31, 2026. There was $81,181,796 of unrecognized compensation cost related to shares of service-based Restricted Stock and service-based RSUs as of March 31, 2026, which will be expensed over a weighted average period of 8.2 years. There was $180,035 of compensation cost related to Performance-Based RSUs during the three months ended March 31, 2026. There was $926,353 of unrecognized compensation cost related to Performance-Based RSUs as of March 31, 2026, which will be expensed over a weighted average period of 1.3 years.

The Company recorded stock-based compensation expense in the following expense categories in the accompanying unaudited consolidated statements of operations:

	Three months ended March 31,
	2026	2025
Research and development	$1,885,318	$1,826,348
General and administrative	964,274	5,466,353
Total	$2,849,592	$7,292,701

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock

As of March 31, 2026, the Company had 4,168,705 shares of common stock issued and outstanding. For accounting purposes related to earnings per share, only shares that are fully vested are considered issued and outstanding.

Below is a reconciliation of shares of common stock issued and outstanding:

March 31, 2026
Total shares of common stock issued and outstanding	4,168,705
Plus: shares to be issued:
Vested RSUs not yet legally settled into common stock (a)	8,425
Less: Shares subject to future vesting:
Issuance of restricted common stock subject to forfeiture (b)	(571,979)
Total shares, net	3,605,151

(a)	As of March 31, 2026, there were RSUs that had vested but had not been legally settled into common stock.

(b)	The Company’s executive officers will automatically forfeit all unvested Restricted Stock in the event they depart the Company.

Public Warrants

As of March 31, 2026, there are 17,386,580 public warrants outstanding.

Private Placement Warrants

As of March 31, 2026, there are 588,398 private placement warrants outstanding.

See Note 3 for additional information on the Company’s warrant accounting policy.

NOTE 8. NET LOSS PER SHARE

The below table is a reconciliation of net loss to net loss attributable to common stockholders. Given the Company’s net loss, basic and diluted net loss per share are the same.

	Three months ended March 31,
	2026	2025
Net loss	$(5,446,255)	$(10,367,061)
Series A cumulative preferred stock dividend	(34,521)	(24,932)
Series C cumulative preferred stock dividend	(140,548)	(112,192)
Net loss attributable to common stockholders	$(5,621,323)	$(10,504,185)

The Company excluded the following potential shares from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	March 31,
	2026	2025
Outstanding RSUs (a)	38,930	69,366
Restricted Stock	571,979	386,979
Warrants	359,500	359,500
Earnout Shares	490,000	490,000
Total	1,460,409	1,305,844

(a)	As of March 31, 2026 there were an additional 8,425 RSUs that had vested but had not been legally settled into common stock and therefore were included in the basic net income per share.

The above table excludes any potentially anti-dilutive shares as a result of the $14 million Purchase Option and the Additional Amount Purchase Option (see Note 5). These are excluded as the number of shares issuable cannot be determined until the conditions for issuance are met and the share prices are known upon exercise.

NOTE 9. RELATED PARTY TRANSACTIONS

Transactions with Sponsor

Pursuant to the Merger Agreement, the Company incurred $2,000,000 in fees to SSVK Associates, LLC (the “Sponsor”) for advisory services (the “Sponsor Advisory Service Fee”). In connection with the Merger and thereafter, the Company and Sponsor agreed that $250,000 of the Sponsor Advisory Service Fee is payable in cash, $250,000 would be offset against amounts due from the Sponsor, and the remainder of the Sponsor Advisory Service Fee was paid with the issuance of 3,000 shares of the Company’s common stock at Closing. The Sponsor Advisory Service Fee payable in cash is presented on the unaudited consolidated balance sheets under the line item “Due to related party.”

As of March 31, 2026, the Sponsor owes the Company $158,819 to cover working capital expenses, which is presented on the unaudited consolidated balance sheets under the line item “Due from related party.”

Loan Agreement

See Note 5 for additional information on the Loan Agreement with the Patel Family, which provides for a Facility for term loans.

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

KRHP

In January 2025, the Company received a grant of $2.0 million from KRHP to further the Company’s development of off-the-shelf, genetically unmodified precision T cell therapeutics to treat infectious diseases and cancers. In August 2025, the Company received an additional grant of $1.0 million from KRHP to advance Tevogen.AI. KRHP is affiliated with the Patel Family. KRHP also committed to provide an additional $7.0 million of grant funding to the Company to be used towards the Company’s ongoing operational expenses.

NOTE 10. SEGMENT REPORTING

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

NOTE 11. SUBSEQUENT EVENTS

On May 11, 2026, the Company sold in a private placement to existing investor the Patel Family prefunded common stock purchase warrants exercisable for 375,000 shares of the Company’s common stock for an aggregate purchase price of approximately $3.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This discussion and other parts of this Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We believe our allogeneic, precision T cell technology, ExacTcell, has the potential to mainstream cell therapy with a new class of off-the-shelf T cell therapies with diverse applications across virology, oncology, and other areas. ExacTcell is a set of processes and methodologies to develop, enrich, and expand single human human leukocyte antigen (HLA) restricted CTL therapies with proactively selected, precisely defined targets. We are focused on using ExacTcell to develop therapeutics that are intended to be infused in patients other than the original donor. ExacTcell is designed to maximize the immunologic specificity of our products in order to eliminate malignant and virally infected cells while allowing healthy cells to remain intact. In addition, through our Tevogen.AI artificial intelligence initiative, we are exploring ways to deploy artificial intelligence-powered target detection to further accelerate our product development pace.

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

In addition, through Tevogen.AI, we are focused on harnessing the potential of AI to expedite drug development, optimize laboratory processes and clinical trials, unravel complex biological data, improve patient outcomes, and pass on related savings to patients.

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

In the United States, our three issued utility patents, all of which will expire on December 9, 2040, are U.S. Patent No. 11,191,827 covering methods of treating COVID-19 infection using COVID-19 peptide specific CTLs; U.S. Patent No. 11,207,401 covering COVID-19 peptide-specific CTLs; and U.S. Patent No. 11,219,684 covering methods of manufacturing COVID-19 peptide specific CTLs. A pending utility patent application in the United States directed at viral specific T cells and methods of treating and preventing viral infections has an anticipated expiration of December 9, 2041. In addition, we own a registered trademark protection for “Tevogen Bio” (and design), and have applied for registered trademark protection for “AdapTcell,” “ExacTcell,” “PredicTcell,” and “Tevogen AI” with the United States Patent and Trademark Office.

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

To date, we have not generated any revenue. Our net loss for the three months ended March 31, 2026 and 2025 was $5.4 million and $10.4 million, respectively. Net loss for the three months ended March 31, 2026 was primarily attributable to non-cash, stock-based compensation expense, salaries and outside services. As of March 31, 2026, we had cash of $0.7 million.

In January 2025, we received a grant of $2.0 million from KRHP, to further our development of off-the-shelf, genetically unmodified precision T cell therapeutics to treat infectious diseases and cancers. In August 2025, we received a grant of $1.0 million from KRHP to advance Tevogen.AI. KRHP is affiliated with the Patel Family. KRHP also committed to provide an additional $7.0 million of grant funding to us to be used towards our ongoing operational expenses. In addition, in June 2025, we received a capital contribution of $500,000 from Ryan Saadi, our Chairman and Chief Executive Officer.

On July 3, 2025, we entered into the Sales Agreement with the Agent, pursuant to which we may issue and sell from time to time up to $50,000,000 of common stock through the Agent as our sales agent. Sales of our common stock through the Agent may be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, pursuant to our effective shelf registration statement on Form S-3 (File No. 333-288218) filed on June 20, 2025 with the Securities and Exchange Commission (the “SEC”) and declared effective on June 26, 2025, the base prospectus filed as part of such registration statement, and the prospectus supplement dated July 3, 2025.

On March 3, 2026, we filed a Certificate of Amendment to our Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect Reverse Stock Split, which was effective as of March 6, 2026 (the “Effective Date”). The common stock began trading on Nasdaq on a post-split basis at the open of business on the Effective Date.

Based on cash on hand as of the date of this Report of approximately $0.7 million, net proceeds of $0.1 million received from sales of common stock under the Sales Agreement subsequent to March 31, 2026, net proceeds of $3.0 million received from the sale of prefunded common stock purchase warrants, combined with the amounts available under our Loan Agreement, and the $7.0 million of additional committed grant funding from KRHP, we have concluded that we have sufficient cash to fund our operations for at least the next 12 months from the issuance date of our unaudited consolidated financial statements.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including staffing, discovery efforts, preclinical studies, and clinical development of TVGN 489, and preclinical studies of other product candidates, and include:

●	acquisition of supplies and equipment and leasing lab spaces;

●	expenses incurred to conduct the necessary pre-clinical studies required by the U.S Food and Drug Administration to obtain the regulatory approval necessary to conduct TVGN 489 clinical trials;

●	salaries, benefits, and other related costs for personnel engaged in research and development functions;

●	costs of funding research performed by third parties, including pursuant to agreements with contract research organizations (“CROs”), and investigative site costs to conduct our pre-clinical studies and clinical trials;

●	manufacturing costs, including expenses incurred under agreements with contract manufacturing organizations (“CMOs”), including manufacturing scale-up expenses, and the cost of acquiring and manufacturing pre-clinical study and clinical trial materials;

●	costs of outside consultants, including their fees, stock-based compensation, and related travel expenses;

●	costs of laboratory supplies and acquiring materials for pre-clinical studies and clinical trials; and

●	facility-related expenses, which include direct depreciation costs of equipment and expenses for rent and maintenance of facilities and other operating costs.

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

Change in Fair Value of Warrants

As the result of the Merger, we account for the warrants originally sold as part of Semper Paratus’s initial public offering (the “IPO”) in accordance with ASC 815, Derivatives and Hedging Contracts in Entity’s Own Equity (“ASC 815”) and ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). The assessment considers whether the warrants are freestanding financial instruments and meet the definition of a liability pursuant to ASC 480 and meet all of the conditions for equity classification under ASC 815, including whether the warrants are indexed to our own shares of common stock, among other conditions. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized as a non-cash loss on the unaudited consolidated statements of operations. Under these standards, our private placement warrants sold at the time of the IPO do not meet the criteria for equity classification and must be recorded as liabilities while the public warrants sold in connection with the IPO do meet the criteria for equity classification and must be recorded as equity.

Income Tax Provision

Since inception, we have incurred significant net losses. We have provided a valuation allowance against the full amount of our net deferred tax assets since, in the opinion of our management, based upon our historical and anticipated future losses, it is more likely than not that the benefits will not be realized.

Our utilization of our net operating loss carryforwards may be subject to a substantial annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, respectively, as well as similar state provisions.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Operating expenses:
Research and development	$3,134,810	$3,195,068
General and administrative	2,266,110	7,161,279
Total operating expenses	5,400,920	10,356,347
Loss from operations	(5,400,920)	(10,356,347)
Interest expense, net	(71,166)	(24,571)
Change in fair value of warrants	25,831	13,857
Net loss	$(5,446,255)	$(10,367,061)

Research and Development Expenses

We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Personnel costs	$666,401	$759,396
Stock-based compensation	1,885,318	1,826,348
Other clinical and pre-clinical development expenses	368,723	364,651
Facilities and other expenses	214,368	244,673
Total research and development expenses	$3,134,810	$3,195,068

Research and development expenses for the three months ended March 31, 2026 were $3.1 million, compared to $3.2 million for the three months ended March 31, 2025. The decrease was primarily attributable to lower personnel costs.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Personnel costs	$457,372	$330,763
Stock-based compensation	964,274	5,466,353
Legal and professional fees	743,419	1,293,584
Facilities and other expenses	101,045	70,579
Total general and administrative expenses	$2,266,110	$7,161,279

General and administrative expenses for the three months ended March 31, 2026 were $2.3 million compared to $7.2 million for the three months ended March 31, 2025. The decrease was primarily attributable to lower legal and professional fees and non-cash stock-based compensation expense.

Interest Expense, Net

We recognized $71,166 in interest expense for the three months ended March 31, 2026 compared to $24,571 for the three months ended March 31, 2025. The increase was attributable primarily to the outstanding balance on the Facility.

Change in Fair Value of Warrants

We recognized a gain on change in fair value of derivative warrant liabilities of $25,831 during the three months ended March 31, 2026 and a gain of $13,857 during the three months ended March 31, 2025. The change in value during these periods was largely attributable to the changes in the price of underlying common stock and risk-free rates and decreases to the time until expiration of the warrants.

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

A reconciliation of loss from operations to adjusted loss from operations is set forth below.

	Three months ended March 31,
	2026	2025
Loss from operations	$(5,400,920)	$(10,356,347)
Adjustment: Stock-based compensation	2,849,592	7,292,701
Adjusted loss from operations	$(2,551,328)	$(3,063,646)

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2026 we had $0.7 million in cash, as compared to $0.6 million in cash as of December 31, 2025. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from the sale of convertible promissory notes and preferred stock, funds drawn on the Loan Agreement, grant funding, and proceeds from sales of common stock under the Sales Agreement. Since January 2021, we have raised aggregate gross proceeds of $24.0 million from the sale of convertible promissory notes, $2.0 million from the sale of our Series A Preferred Stock, $3.0 million from deposits related to the future sale of our Series A-1 Preferred Stock, and $6.0 million from the sale of our Series C Preferred Stock. In June 2024, we entered into the Loan Agreement, which provided up to $36.0 million of term loans that can be drawn in $1.0 million increments each month over thirty-six months, as described below. As of March 31, 2026, we had drawn $6.4 million with a remaining $14.0 million available for future financing. In January and August 2025, we received a grant of $2.0 million and $1.0 million, respectively, and have a remaining commitment of a grant of $7.0 million from KRHP. In addition, in June 2025, we received a capital contribution of $500,000 from Dr. Ryan Saadi, our Chairman and Chief Executive Officer.

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

As of the May 12, 2026, we have sold an aggregate of approximately 278,000 shares of common stock under the Sales Agreement at a weighted average price per share of $22.07 on a post-Reverse Stock Split basis, resulting in gross proceeds of approximately $6.1 million. After deducting total expenses of approximately $170,000, including commission to the Agent of approximately $154,000, net proceeds to us were approximately $5.9 million.

On May 11, 2026, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the Patel Family pursuant to which we sold the Patel Family prefunded common stock purchase warrants (the “Prefunded Warrants”) exercisable for 375,000 shares of our common stock for an aggregate purchase price of approximately $3.0 million in a private investment in public equity transaction (the “PIPE”). Pursuant to the terms of the Securities Purchase Agreement, the Prefunded Warrants are exercisable at any time following issuance until exercised in full and may be exercised for cash or, subject to the terms of the Prefunded Warrants, on a cashless basis. The exercise price of each Prefunded Warrant is $0.0001 per share, payable upon exercise. The closing of the PIPE occurred on May 15, 2026. See Part II, Item 5 (Other Information) for more information on the PIPE.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Cash provided by (used in)
Operating activities	$(2,733,769)	$(3,308,063)
Investing activities	-	-
Financing activities	2,873,702	4,000,000
Net change in cash	$139,933	$691,937

Cash Flows from Operating Activities

During the three months ended March 31, 2026, we used $2.7 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $5.4 million offset by non-cash stock-based compensation expense, depreciation expense, and the net change in our operating assets and liabilities attributable to the timing of our payments to our vendors for research and development activities.

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

Cash Flows from Investing Activities

During the three months ended March 31, 2026 and 2025, we did not have any cash flows from investing activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2026, we received $2.9 million of net cash from financing activities attributable to $2.0 million in draws on the Loan Agreement and $0.9 million in proceeds pursuant to the Sales Agreement, net of offering costs.

During the three months ended March 31, 2025, we received $2.0 million of net cash from financing activities attributable to a draw on the Loan Agreement and $2.0 million attributable to the KRHP grant.

Funding Requirements

Our primary sources of funds to meet our near-term liquidity and capital requirements include cash on hand, our access to an unsecured line of credit (limited to a $1.0 million monthly draw) under the Loan Agreement described below, potential future sales of common stock under the Sales Agreement, and the $7.0 million of grant funding that KRHP has committed to provide to be used towards our ongoing operational expenses. On February 14, 2024, we entered into a securities purchase agreement with an investor pursuant to which the investor agreed to purchase shares of our Series A Preferred Stock for an aggregate purchase price of $8.0 million. On March 27, 2024, we entered into an agreement pursuant to which that amount was reduced to $2.0 million and the investor agreed to purchase shares of our Series A-1 Preferred Stock for an aggregate purchase price of $6.0 million. We have not yet received $3.0 million of the $6.0 million purchase price for the Series A-1 Preferred Stock. Even if we receive such proceeds, we will still need additional capital to fully implement our business, operating, and development plans. On August 21, 2024, we entered into a securities purchase agreement with an investor pursuant to which the investor purchased shares of our Series C Preferred Stock for an aggregate purchase price of $6.0 million.

On June 6, 2024, we entered into the Loan Agreement, pursuant to which the Patel Family agreed to provide to us up to an initial amount of $36.0 million (the “Maximum Loan Amount”) under the Facility. The Patel Family is also the investor in our Series A, Series A-1, and Series C Preferred Stock. The Facility permits us to borrow up to $1.0 million monthly in a single monthly draw over a period of up to three years. Draws accrue interest at a fixed annual rate of the lower of (i) the daily secured overnight financing rate, measured on the date we receive the draw (the “Deposit Date”), plus 2.00% and (ii) 7.00%, accruing quarterly beginning on the Deposit Date and payable quarterly beginning on the three-month anniversary of the Deposit Date. Interest will be payable in shares of common stock with an effective purchase price of $75.00 per share, and each draw will mature 48 months after the Deposit Date. Prepayment will be permitted without penalty. We may repay or prepay any amount of outstanding principal balance under the Facility at our election in cash or in shares of common stock with an effective purchase price of the greater of $75.00 per share and the 10-day trailing volume weighted average price of the common stock (the “Trailing VWAP”) as of the trading day prior to payment, subject to certain requirements related to resale registration. Pursuant to the Loan Agreement, we also agreed to provide the Patel Family the $14 million Purchase Option and the Additional Amount Purchase Option (together, the “Optional PIPE”). The Optional PIPE would be priced at a 30% discount to the Trailing VWAP on the date such price first reaches at least $500.00 per share (the “Threshold Price Date”) and will be exercisable by the Patel Family by written notice within three business days after we have notified the Patel Family of the Threshold Price Date (the date of such notice, the “Threshold Price Notice Date”). Pursuant to the terms of the Loan Agreement, we issued to the Patel Family the Commitment Shares, subject to forfeiture by the Patel Family of the Commitment Shares or an equal number of shares of common stock in the event the Patel Family fails to (i) make a deposit under the Facility when due or (ii) pay the purchase price for the Optional PIPE within 30 days after the Threshold Price Notice Date in the event we have satisfied all applicable closing conditions. There is no assurance as to the amount of proceeds we will ultimately receive under the Loan Agreement. As of March 31, 2026, we had drawn $6.4 million with a remaining $14.0 million available for future draws.

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

As of March 31, 2026, we had cash of approximately $0.7 million. We believe that our cash balance, net proceeds of $0.1 million received pursuant to the Sales Agreement subsequent to March 31, 2026, the $14.0 million available under the Loan Agreement, the remaining commitment for a $7.0 million grant from KRHP, and the $3.0 million of net proceeds received from the sale of prefunded common stock purchase warrants in May 2026 will allow us to have adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of our unaudited consolidated financial statements included in this Report. We do not plan to initiate a clinical trial until additional funding is received.

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

Contractual Obligations and Commitments

We have material cash requirements arising from its contractual obligations, primarily consisting of operating lease commitments and debt obligations under notes payable and our Loan Agreement.

As of March 31, 2026, our short-term cash requirements (due within the next 12 months) totaled approximately $2.2 million, consisting of:

●	approximately $1.7 million related to notes payable,

●	approximately $0.3 million of operating lease commitments, and

●	approximately $0.2 million of interest due on draws under our Loan Agreement.

Our long-term cash requirements (due beyond 12 months) totaled approximately $7.5 million, consisting of:

●	approximately $6.4 million related to the Loan Agreement, and

●	approximately $1.1 million of operating lease commitments.

We expect to fund these cash requirements through a combination of cash generated from operations and available financing arrangements. We continually evaluate our liquidity position and may seek to refinance or restructure certain obligations as they come due.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our unaudited consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, the fair value of our common stock, the fair value of our convertible promissory notes, and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, including those factors set out in the “Risk Factors” section and elsewhere of our Annual Report, including the section entitled “Special Note Regarding Forward-Looking Statements.”

Our significant accounting policies are described in more detail in Note 3 to our unaudited financial statements contained in this Report and Note 3 to the audited financial statements included in the Annual Report. We did not identify any material policy changes related to critical accounting policies and estimates from what was previously disclosed in our Annual Report, except as described in Note 3 to our unaudited financial statements contained in this Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report due to the material weakness in our internal control over financial reporting.

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

Our common stock and our public warrants are listed on Nasdaq. We are required to meet specified financial and other requirements in order to maintain such listing, including a requirement that the closing bid price for our common stock remain above $1.00 and that the market value of our common stock is at least $50 million and the market value of publicly held shares of our common stock is at least $15 million.

On April 16, 2026, we received a letter from Nasdaq’s Listing Qualifications Staff (the “Staff”) notifying us that we no longer meet Nasdaq’s $50 million minimum market value for listed securities requirement pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”) for continued listing on the Nasdaq Global Market based on Nasdaq’s review of the market value of the Company’s listed securities for the previous 30 consecutive business days. In addition, on April 17, 2026, we received a letter from the Staff notifying us that we no longer meet Nasdaq’s $15 million minimum market value of publicly held shares requirement under Nasdaq Listing Rule 5450(b)(2&3)(C) (the “MVPHS Requirement”, and together with the MVLS Requirement, the “Requirements”) based on Nasdaq’s review of the market value of the Company’s publicly held shares for the previous 30 consecutive business days. The notifications have no immediate effect on the Company’s listing or trading on the Nasdaq Global Market.

Nasdaq has provided us a period of 180 calendar days to regain compliance with each Requirement, or until October 13, 2026 for the MVLS Requirement (the “MVLS Compliance Date”) and October 14, 2026 for the MVPHS Requirement (the “MVPHS Compliance Date” and, together with the MVLS Compliance Date, the “Compliance Dates”). If, at any time before the applicable Compliance Date, our market value of listed securities closes at $50 million or more or our market value of publicly held shares closes at $15 million or more for a minimum of 10 consecutive business days and up to generally not more than 20 consecutive business days, the Staff will provide written notification to us that we have regained compliance with the applicable Requirement.

We intend to actively monitor the market value of its listed securities and publicly held shares. We may evaluate and consider available options for regaining compliance with the Requirements, as well as applying for a transfer to The Nasdaq Capital Market. However, there can be no assurance that we will take any specific action or be able to regain compliance with either Requirement or otherwise maintain compliance with Nasdaq listing rules.

If we fail to regain compliance with the Requirements or to meet other Nasdaq continued listing requirements, Nasdaq may take steps to delist our securities. Such a delisting would likely have a negative effect on the price of our securities and would impair your ability to sell or purchase the securities when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our securities, prevent our securities from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if our securities were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

Item 5. Other Information.

On May 11, 2026, we entered into the Securities Purchase Agreement with existing investor the Patel Family for the issuance and sale of Prefunded Warrants in a private placement. Pursuant to the Securities Purchase Agreement, we agreed to sell to the Patel Family Prefunded Warrants exercisable for 375,000 shares of our common stock for an aggregate purchase price of approximately $3.0 million. The Prefunded Warrants are exercisable at any time following issuance until exercised in full and may be exercised for cash or, subject to the terms of the Prefunded Warrants, on a cashless basis. The exercise price of each Prefunded Warrant is $0.0001 per share, payable upon exercise. The closing of the PIPE (the “PIPE Closing”) occurred on May 15, 2026.

The Securities Purchase Agreement provides that the Prefunded Warrants may not be exercised to the extent that, after giving effect to such exercise, the Patel Family, together with its affiliates, would beneficially own more than 9.99% of our outstanding common stock (the “Beneficial Ownership Limitation”). The Patel Family may increase or decrease the Beneficial Ownership Limitation up to a maximum of 19.99% upon providing prior written notice to us, provided that any such increase will not become effective until the 61st day after such notice is delivered.

We have agreed to file a resale registration statement covering the resale of the shares of common stock issuable upon exercise of the Prefunded Warrants within 30 days after the PIPE Closing and to use commercially reasonable efforts to cause such registration statement to be declared effective within 60 days following the PIPE Closing, or within 90 days following the PIPE Closing in the event the registration statement is subject to a full review by the SEC, in each case as specified in the Securities Purchase Agreement. We have further agreed to maintain the effectiveness of such registration statement until such time as the shares of common stock issuable upon exercise of the Prefunded Warrants are no longer owned by the Patel Family or may be sold without volume or manner of sale restrictions pursuant to Rule 144 under the Securities Act. The Prefunded Warrants were sold in a transaction not involving a public offering pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D under the Securities Act. The Patel Family represented that it is an accredited investor and is acquiring the securities for investment for its own account and not with a view toward resale or distribution.

Insider Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 14, 2024 (File No. 001-41002))
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 4, 2026 (File No.001-41002)).
3.3	Certificate of Designation of Series A Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 21, 2024 (File No. 001-41002))
3.4	Certificate of Designation of Series A-1 Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2024 (File No. 001-41002))
3.5	Certificate of Designation of Series C Preferred Stock of Tevogen Bio Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2024 (File No. 001-41002))
4.1*	Pre-Funded Common Stock Purchase Warrant issued May 14, 2026
10.1	Amendment No. 1 to the Tevogen Bio Holdings Inc. 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 25, 2026 (File No. 001-41002))
10.2*	Securities Purchase Agreement, dated May 11, 2026, between the Company and The Patel Family, LLP
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Ryan Saadi	May 15, 2026	Chief Executive Officer and Chairperson of the Board of Directors
Ryan Saadi		(Principal Executive Officer)

/s/ Kirti Desai	May 15, 2026	Chief Financial Officer
Kirti Desai		(Principal Financial Officer and Principal Accounting Officer)

