Form 10-Q
period 2026-06-30
Tevogen Inc.
filed 2026-08-14
CIK 1860871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-41002

Tevogen Inc.

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

The number of shares of registrant’s common stock outstanding as of August 10, 2026 was 6,511,540.

i

PART I - Financial Information

Item 1. Financial Statements.

TEVOGEN INC.

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash	$1,082,155	$552,372
Prepaid expenses and other assets	768,286	828,592
Due from related party	158,819	158,819
Total current assets	2,009,260	1,539,783

Property and equipment, net	109,772	170,308
Right-of-use assets - operating leases	1,364,814	1,423,473
Deferred transaction costs	178,011	183,546
Other assets	1,065,884	1,065,884
Total assets	$4,727,741	$4,382,994

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$2,829,264	$3,340,127
Accrued expenses and other liabilities	1,092,580	1,499,624
Operating lease liabilities	327,740	327,740
Notes payable	1,651,000	1,651,000
Due to related party	250,000	250,000
Total current liabilities	6,150,584	7,068,491

Loan agreement	6,400,000	4,400,000
Operating lease liabilities	1,064,092	1,122,750
Derivative warrant liabilities	1,825	26,479
Total liabilities	13,616,501	12,617,720

Stockholders’ deficit
Series A Preferred Stock, $0.0001 par value; 2,000 shares authorized; 500 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (liquidation value of $2,246,137 at June 30, 2026)	2,799,990	2,799,990
Series C Preferred Stock, $0.0001 par value; 1,300 shares authorized; 600 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (liquidation value of $6,815,261 at June 30, 2026)	6,000,000	6,000,000
Common stock, $0.0001 par value; 800,000,000 shares authorized; 4,255,107 and 4,020,746 shares issued and outstanding at June 30, 2026 and December 31, 2025	426	402
Additional paid-in capital	133,179,568	122,625,431
Accumulated deficit	(150,868,744)	(139,660,549)
Total stockholders’ deficit	(8,888,760)	(8,234,726)
Total liabilities and stockholders’ deficit	$4,727,741	$4,382,994

See accompanying notes to the unaudited consolidated financial statements.

TEVOGEN INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$3,282,557	$2,699,991	$6,417,367	$5,895,059
General and administrative	2,379,819	2,744,545	4,645,929	9,905,824
Total operating expenses	5,662,376	5,444,536	11,063,296	15,800,883
Loss from operations	(5,662,376)	(5,444,536)	(11,063,296)	(15,800,883)
Interest expense, net	(98,387)	(38,033)	(169,553)	(62,604)

Change in fair value of warrants	(1,177)	(21,410)	24,654	(7,553)
Net loss	$(5,761,940)	$(5,503,979)	$(11,208,195)	$(15,871,040)

Net loss attributable to common stockholders, basic and diluted	$(5,839,776)	$(5,641,102)	$(11,560,278)	$(16,145,287)
Net loss per share attributable to common stockholders, basic and diluted	$(1.52)	$(1.71)	$(3.16)	$(4.95)
Weighted-average common stock outstanding, basic and diluted	3,829,365	3,293,065	3,658,135	3,260,783

See accompanying notes to the unaudited consolidated financial statements.

TEVOGEN INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2026	500	$2,799,990	-	-	600	$6,000,000	4,020,746	$402	$122,625,431	$(139,660,549)	$(8,234,726)
Issuance of common stock in settlement of vested restricted stock units	-	-	-	-	-	-	25,868	3	(3)	-	-
Issuance of shares under the sales agreement, net of issuance costs	-	-	-	-	-	-	122,091	12	989,219	-	989,231
Stock-based compensation	-	-	-	-	-	-	-	-	2,849,592	-	2,849,592
Net loss	-	-	-	-	-	-	-	-	-	(5,446,255)	(5,446,255)
Balance at March 31, 2026	500	$2,799,990	-	-	600	$6,000,000	4,168,705	$417	$126,464,239	$(145,106,804)	$(9,842,158)
Issuance of common stock in settlement of vested restricted stock units	-	-	-	-	-	-	34,000	4	(4)	-	-
Loan agreement interest settled in stock	-	-	-	-	-	-	1,764	-	134,461	-	134,461

Issuance of pre-funded warrants, net of issuance costs	-	-	-	-	-	-	-	-	2,967,000	-	2,967,000
Issuance of shares under the sales agreement, net of issuance costs	-	-	-	-	-	-	50,638	5	325,248	-	325,253
Stock-based compensation	-	-	-	-	-	-	-	-	3,288,624	-	3,288,624
Net loss	-	-	-	-	-	-	-	-	-	(5,761,940)	(5,761,940)
Balance at June 30, 2026	500	$2,799,990	-	-	600	$6,000,000	4,255,107	$426	$133,179,568	$(150,868,744)	$(8,888,760)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2025	500	$2,799,990	-	-	600	$6,000,000	3,559,827	$356	$97,910,766	$(113,385,117)	$(6,674,005)
Issuance of common stock in settlement of vested restricted stock units	-	-	-	-	-	-	118,041	11	(11)	-	-
Loan Agreement interest settled in stock	-	-	-	-	-	-	-	-	28,269	-	28,269
Capital contribution	-	-	-	-	-	-	-	-	2,000,000	-	2,000,000
Stock-based compensation	-	-	-	-	-	-	-	-	7,292,701	-	7,292,701
Net loss	-	-	-	-	-	-	-	-	-	(10,367,061)	(10,367,061)
Balance at March 31, 2025	500	$2,799,990	-	-	600	$6,000,000	3,677,868	$367	$107,231,725	$(123,752,178)	$(7,720,096)
Issuance of common stock in settlement of vested restricted stock units	—	—	—	—	—	—	196,000	20	(20)	—	—
Capital contribution	—	—	—	—	—	—	—	—	500,000	—	500,000
Stock-based compensation	—	—	—	—	—	—	—	—	3,239,333	—	3,239,333
Net loss	—	—	—	—	—	—	—	—	—	(5,503,979)	(5,503,979)
Balance at June 30, 2025	500	$2,799,990	—	—	600	$6,000,000	3,873,868	387	110,971,037	(129,256,157)	(9,484,742)

See accompanying notes to the unaudited consolidated financial statements.

TEVOGEN INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(11,208,195)	$(15,871,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	60,536	131,994
Stock-based compensation expense	6,138,216	10,532,034
Change in fair value of warrants	(24,654)	7,553
Amortization of right-of-use asset	58,659	264,192
Change in operating assets and liabilities:
Prepaid expenses and other assets	78,370	(297,763)
Other assets	-	9,957
Accounts payable	(510,863)	(959,943)
Accrued expenses and other liabilities	(272,583)	(71,206)
Operating lease liabilities	(58,658)	(243,544)
Net cash used in operating activities	(5,739,172)	(6,497,766)
Cash flows from investing activities:
Net cash used in investing activities	-	-
Cash flows from financing activities:
Proceeds from loan agreement	2,000,000	3,400,000
Proceeds from pre-funded warrants, net of offering costs	2,967,000	-
Proceeds from issuance of shares under the sales agreement, net of offering costs	1,301,955	-
Capital contribution	-	2,500,000
Net cash provided by financing activities	6,268,955	5,900,000
Net increase (decrease) in cash	529,783	(597,766)
Cash - beginning of period	552,372	1,282,995
Cash - end of period	$1,082,155	$685,229
Supplementary disclosure of noncash investing and financing activities:
Issuance of shares in connection with the loan agreement	134,461	-
Deferred offering cost amortization	5,535	-
Receivables from issuance of shares under the sales agreement	18,064	-
Right-of-use assets obtained in exchange for operating lease liabilities	-	1,513,607

See accompanying notes to the unaudited consolidated financial statements.

TEVOGEN INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

Tevogen Inc., a Delaware corporation (the “Company”), is a healthcare company focused on addressing unmet needs across biotechnology, technology, and healthcare services. The Company’s business includes Tevogen Bio, its biotechnology initiative focused on developing off-the-shelf cellular immunotherapies, and Tevogen.AI, an initiative leveraging artificial intelligence and advanced data analytics to advance precision medicine. The Company also recently established Tevogen Healthcare Services, a healthcare services initiative intended to support longer-term efforts to improve healthcare affordability, accessibility, and efficiency.

The Company is harnessing the power of CD8+ cytotoxic T lymphocytes (“CD8+ CTLs”) to develop off-the-shelf, precision T cell therapies for the treatment of infectious diseases, cancers, and other disorders through its Tevogen Bio initiative. The Company’s precision T cell technology, ExacTcellTM, is a set of processes and methodologies to develop, enrich, and expand single human leukocyte antigen-restricted CTL therapies with proactively selected, precisely defined targets. The Company has completed a Phase 1 proof-of-concept trial for the first clinical product of ExacTcell, TVGN 489, for the treatment of ambulatory, high-risk adult COVID-19 patients, and has other product candidates in its pipeline.

In addition, through the Company’s Tevogen.AI artificial intelligence (“AI”) initiative, it is focused on harnessing the potential of AI to expedite drug development, optimize laboratory processes and clinical trials, unravel complex biological data, improve patient outcomes, and pass on related savings to patients.

Tevogen Healthcare Services is an emerging initiative and remains at an early stage of development.

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

NOTE 2. DEVELOPMENT-STAGE RISKS AND LIQUIDITY

The Company has generally incurred losses and negative cash flows from operations since inception. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales from its product candidates currently in development. On July 3, 2025, the Company entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”), pursuant to which the Company may issue and sell from time to time up to $50.0 million of shares of common stock through the Agent as the Company’s sales agent by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Management believes that cash of $1,082,155 as of June 30, 2026, combined with the amounts available under the Loan Agreement (the “Loan Agreement”) entered into in June 2024 with The Patel Family, LLP (the “Patel Family”) and the remaining commitment for a $7.0 million grant from KRHP LLC, a New Jersey limited liability company (“KRHP”), will allow the Company to have adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of these unaudited consolidated financial statements. The Company does not plan to initiate another clinical trial until additional funding is received.

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

Operations since inception have consisted primarily of organizing the Company, securing financing, developing licensed technologies, performing research, conducting preclinical studies and a clinical trial, and pursuing and completing the business combination pursuant to that certain Agreement and Plan of Merger, dated June 28, 2023 (the “Merger Agreement”), by and among Semper Paratus Acquisition Corporation, a Cayman Islands exempted company (“Semper Paratus”), Semper Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Semper Paratus (“Merger Sub”), SSVK Associates, LLC, a Delaware limited liability company (the “Sponsor”), in its capacity as purchaser representative, Tevogen Bio Inc (n/k/a Tevogen Bio Inc.), a Delaware corporation (“Tevogen Bio”), and Dr. Ryan Saadi, in his capacity as seller representative, pursuant to which Merger Sub merged with and into Tevogen Bio (the “Merger”), with Tevogen Bio being the surviving company and a wholly owned subsidiary of Semper Paratus (the “Business Combination”). The Company is subject to risks associated with any company with specialty biotechnology initiatives that require considerable expenditures for research and development. The Company’s research and development projects may not be successful, products developed may not obtain necessary regulatory approval, and any approved product may not be commercially viable. In addition, the Company operates in an environment of rapid technological change and is largely dependent on the services of its employees and consultants.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies in Note 3 to the Company’s audited consolidated financial statements included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026 (the “Annual Report”) has not materially changed, except as reflected in the following:

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

There were no transfers between levels during the six months ended June 30, 2026 and 2025.

The Company recorded a loss and a gain on change in fair value of derivative warrant liabilities of $1,177 and $24,654 during the three and six months ended June 30, 2026, respectively. The Company recorded losses on change in fair value of derivative warrant liabilities of $21,410 and $7,553 during the three and six months ended June 30, 2025. The change in value during these periods was largely attributable to changes in the price of the underlying common stock and risk-free rates. During the fiscal year ended December 31, 2024, the Company acquired private warrants in connection with the closing of the Business Combination (the “Closing”) of the transactions pursuant to the Merger Agreement on February 14, 2024 (the “Closing Date”) and issued written call options in connection with the Loan Agreement. The fair value of the written call options decreased to $0 between their issuance and December 31, 2024, and remained at $0 as of June 30, 2026. Such fair value measurements are Level 3 inputs. The following table provides a roll-forward of the aggregate fair values of the warrants.

Derivative warrant liabilities
Balance at January 1, 2025	$87,180
Change in fair value	7,553
Balance at June 30, 2025	$94,733

Balance at January 1, 2026	$26,479
Change in fair value	(24,654)
Balance at June 30, 2026	$1,825

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities	3	$-	$-	$1,825

The Company used a Monte Carlo simulation (“MCS”) valuation methodology to determine the fair value of the freestanding $14,000,000 purchase option and remaining embedded $11,000,000 purchase option associated with the Loan Agreement as of June 30, 2026. The MCS methodology simulates the Company’s future stock price to estimate if and when the 10-day trailing volume weighted average price of the common stock (the “Trailing VWAP”) will reach $500.00 per share (as adjusted for the Reverse Stock Split), and discounts the resulting payoff back to each valuation date using a present value factor. Significant assumptions used in determining the fair value of these options include volatilities of 84.04 % and 78.5% and discount rates of 3.7% and 4.0% for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026 and December 31, 2025, the MCS produced a fair value of $0 relating to these freestanding and embedded options.

Net Loss Per Share

The Company computes basic net loss per share by dividing net loss by the weighted-average common stock outstanding during the period. Given the Company’s net loss, basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025 are the same.

Pre-funded Warrants

In May 2026, the Company issued pre-funded warrants to purchase shares of its common stock in a private placement (the “Pre-funded Warrants”). Consistent with the accounting framework described above, the Company evaluated the Pre-funded Warrants under ASC 480 and ASC 815 to determine whether they are freestanding financial instruments that meet the definition of a liability pursuant to ASC 480 and meet all of the conditions for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether they are subject to any provision that could require net cash settlement outside of the Company’s control. Based on this assessment, the Company concluded that the Pre-funded Warrants meet all of the criteria for equity classification and are recorded as a component of additional paid-in capital at the time of issuance, net of issuance costs directly attributable to the offering. The Pre-funded Warrants are not subsequently remeasured.

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

NOTE 4. ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Professional services	$958,679	$1,168,538
Other	133,901	331,086
Total	$1,092,580	$1,499,624

NOTE 5. DEBT

Loan Agreement

In June 2024, the Company entered into the Loan Agreement with the Patel Family, a related party of the Company, providing for an unsecured line of credit facility (the “Facility”) for term loans of up to an initial total of $36,000,000. As of December 31, 2025, the Company had drawn $4,400,000 from the Facility, with maturity dates ranging from July 2028 to June 2029. The Company drew $2,000,000 during the first six months of 2026, with maturity dates ranging from February to March 2030. As of June 30, 2026, the outstanding balance on the Loan Agreement was $6,400,000. As of June 30, 2026, $11,000,000 remained available for future financing.

The Loan Agreement includes a purchase option whereby the Patel Family has the option to purchase up to $14,000,000 of shares of common stock at a purchase price equal to 70% of the Trailing VWAP per share (the “$14 million Purchase Option”). The $14 million Purchase Option only becomes exercisable once Trailing VWAP reaches $500.00 per share. The $14 million Purchase Option was determined to be a freestanding derivative liability under ASC 815 and is carried at fair value, with changes in fair value recorded to change in fair value of written call option derivative liabilities within the unaudited consolidated statements of operations and unaudited consolidated statements of cash flows.

The Loan Agreement also includes a purchase option (the “Additional Amount Purchase Option”) that is identical to the $14 million Purchase Option, except that the option is exercisable for an amount up to the then-remaining undrawn term loan amount under the Loan Agreement at the time Trailing VWAP reaches $500.00 per share. The Additional Amount Purchase Option was determined to be an embedded derivative within the written loan commitment that requires bifurcation under ASC 815 and thus is carried at fair value with changes in fair value recorded to change in fair value of written call option derivative liabilities within the unaudited consolidated statements of operations and unaudited consolidated statements of cash flows.

The $14 million Purchase Option and the Additional Amount Purchase Option are recorded to written call option derivative liabilities within the unaudited consolidated balance sheet and have a fair value of $0 as of June 30, 2026 and December 31, 2025, respectively.

The Loan Agreement is a written loan commitment that is not eligible for the fair value option under ASC 825, Financial Instruments. However, management elected the fair value option for all draws under this commitment and therefore has expensed all issuance costs associated with the Loan Agreement, which are comprised of the fair value of the 20,000 shares of common stock issued to the Patel Family as well as the issuance date fair value of the $14 million Purchase Option and Additional Amount Purchase Option.

Notes Payable

As a result of the Merger, the Company assumed notes payable held by Polar Multi-Strategy Master Fund (“Polar”) for which the proceeds were to be used for working capital purposes by Semper Paratus with an outstanding balance of $1,651,000 on the Closing Date and which remain outstanding at June 30, 2026. The notes payable do not accrue interest. The outstanding balance of the notes was required to be repaid in full within five business days of the Merger, and the Company is therefore in default of its obligations at June 30, 2026. The notes’ default provisions do not require the Company to transfer any shares or pay any amounts to Polar.

NOTE 6. STOCK-BASED COMPENSATION

In connection with the Closing, the Company adopted the Tevogen Inc. 2024 Omnibus Incentive Plan (the “2024 Plan”) and no longer grants awards pursuant to the 2020 Equity Incentive Plan (the “2020 Plan”). Each restricted stock unit (“RSU”) award granted under the 2020 Plan that was outstanding and unvested as of the Closing Date was automatically canceled and converted into an award under the 2024 Plan with respect to the common stock of the Company (the “Rollover RSUs”). Such Rollover RSUs remain subject to the same terms and conditions as set forth under the applicable award agreement prior to the Closing.

In addition to covering the Rollover RSUs, under the 2024 Plan, as of December 31, 2024, the Company was authorized to grant awards up to an aggregate 800,000 shares of common stock. During the year ended December 31, 2025, the number of shares authorized under the 2024 Plan was increased to 977,991. The 2024 Plan provides for the grant of options, stock appreciation rights, restricted common stock (“Restricted Stock”), RSUs, and other equity-based awards. As of June 30, 2026, awards for 112,676 shares remained available to be granted under the 2024 Plan.

The Company has issued RSUs that are subject to either service-based vesting conditions or service-based and performance-based vesting conditions. Compensation expense for service-based RSUs is recognized on a straight-line basis over the vesting period of the award. Compensation expense for service-based and performance-based RSUs (“Performance-Based RSUs”) is recognized when the performance condition, which is based on a liquidity event condition being satisfied, is deemed probable of achievement. The fair value of RSUs vested during the six months ended June 30, 2026 and 2025 was $0.6 million and $7.9 million, respectively.

On June 27, 2025, the Company issued an aggregate of 185,000 shares of Restricted Stock under the 2024 Plan to the Company’s executive officers, including a grant of 160,000 shares of Restricted Stock to Dr. Saadi. The shares of Restricted Stock granted to Dr. Saadi will vest in four equal annual installments beginning on June 27, 2032 and the shares of Restricted Stock granted to each other grantee will vest in three equal annual installments beginning on June 27, 2030 (the “2025 RSA Vesting Period”), subject in each case to the applicable grantee’s continuous service with the Company through the vesting date, and provided that the shares will automatically vest in full in the event of termination due to death or disability. Pursuant to the terms of these awards, the Company’s executive officers are entitled to vote the Restricted Stock, but the shares may not be sold, assigned, transferred, pledged, hypothecated, or otherwise encumbered, subject to automatic forfeit. The Company’s executive officers will automatically forfeit all unvested Restricted Stock in the event they depart the Company for any reason, unless termination of their service triggers accelerated vesting pursuant to the terms of the applicable award agreement or the 2024 Plan. The fair value per share for these awards was determined to be $62 per share, equivalent to the Company’s stock price on the grant date, resulting in a total grant date fair value of $11,470,000. In accordance with ASC 718, the Company will recognize compensation expense on a straight-line basis from the grant date until the completion of the 2025 RSA Vesting Period.

Restricted Stock and RSU activity was as follows:

	Service-Based Restricted Stock and RSUs
	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2026	619,793	$163.47
Granted	74,000	10.40
Vested	(53,711)	21.54
Forfeited	-	-
Nonvested as of June 30, 2026	640,082	$166.80

	Service-Based Restricted Stock and RSUs
	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2025	533,805	$177.00
Granted	201,997	62.50
Vested	(114,128)	49.00
Forfeited	-	-
Nonvested as of June 30, 2025	621,674	$163.00

	Performance-Based RSUs
	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2026	5,633	$265.67
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested as of June 30, 2026	5,633	$265.67

	Performance-Based RSUs
	Shares	Weighted average grant-date fair value
Nonvested as of January 1, 2025	25,792	$185.00
Granted	-	-
Vested	(4,186)	171.00
Forfeited	-	-
Nonvested as of June 30, 2025	21,606	$188.00

There was $3,107,254 and $5,776,812 of compensation cost related to shares of service-based Restricted Stock and service-based RSUs during the three and six months ended June 30, 2026. There was $78,914,936 of unrecognized compensation cost related to shares of service-based Restricted Stock and service-based RSUs as of June 30, 2026, which will be expensed over a weighted average period of 7.7 years. There was $181,369 and $361,404 of compensation cost related to Performance-Based RSUs during the three and six months ended June 30, 2026. There was $744,984 of unrecognized compensation cost related to Performance-Based RSUs as of June 30, 2026, which will be expensed over a weighted average period of 1.0 years.

The Company recorded stock-based compensation expense in the following expense categories in the accompanying unaudited consolidated statements of operations:

	Three months ended June 30,
	2026	2025
Research and development	$2,136,272	$1,720,666
General and administrative	1,152,352	1,518,667
Total	$3,288,624	$3,239,333

	Six months ended June 30,
	2026	2025
Research and development	$4,021,590	$3,547,013
General and administrative	2,116,626	6,985,021
Total	$6,138,216	$10,532,034

NOTE 7. STOCKHOLDERS’ DEFICIT

Common Stock

As of June 30, 2026, the Company had 4,255,107 shares of common stock issued and outstanding. For accounting purposes related to earnings per share, only shares that are fully vested are considered issued and outstanding.

Below is a reconciliation of shares of common stock issued and outstanding:

June 30, 2026
Total shares of common stock issued and outstanding	4,255,107
Plus: shares to be issued:
Vested RSUs not yet legally settled into common stock (a)	13,712
Pre-funded warrants not yet legally settled into common stock (b)	375,000
Less: Shares subject to future vesting:
Issuance of restricted common stock subject to forfeiture (c)	(571,979)
Total shares, net	4,071,840

(a)	As of June 30, 2026, there were RSUs that had vested but had not been legally settled into common stock.

(b)	As of June 30, 2026, the pre-funded warrants had not been legally settled into common stock.

(c)	The Company’s executive officers will automatically forfeit all unvested Restricted Stock in the event they depart the Company.

Pre-funded Warrants

On May 15, 2026, the Company closed the sale of the Pre-funded Warrants to purchase up to 375,000 shares of common stock to a single accredited investor, the Patel Family, in a private placement exempt from registration under Section 4(a)(2) of the Securities Act pursuant to a Securities Purchase Agreement dated May 11, 2026. The Pre-funded Warrants were sold for an aggregate purchase price of $3,000,000, representing an issue price of $0.0001 per warrant plus prepayment of substantially all of the per-share exercise price. Each Pre-funded Warrant is exercisable for one share of the Company’s common stock, par value $0.0001 per share, at a remaining exercise price of $0.0001 per share, and does not expire until exercised in full.

The Pre-funded Warrants may be exercised for cash or, at the holder’s election, on a cashless basis. The Company is not required, under any circumstance, to settle the Pre-funded Warrants in cash. The holder’s ability to exercise the Pre-funded Warrants is limited to a beneficial ownership cap of 9.99% of the Company’s then-outstanding common stock, which the holder may increase to up to 19.99% upon 61 days’ prior written notice to the Company.

As of June 30, 2026, none of the Pre-funded Warrants had been exercised. As of June 30, 2026, there are 375,000 Pre-funded Warrants outstanding.

Public Warrants

As of June 30, 2026, there are 347,732 public warrants outstanding.

Private Placement Warrants

As of June 30, 2026, there are 11,768 private placement warrants outstanding.

See Note 3 for additional information on the Company’s warrant accounting policy.

NOTE 8. NET LOSS PER SHARE

The below table is a reconciliation of net loss to net loss attributable to common stockholders. Given the Company’s net loss, basic and diluted net loss per share are the same.

	Three months ended June 30,
	2026	2025
Net loss	$(5,761,940)	$(5,503,979)
Series A preferred stock cumulative dividend	(19,562)	(24,931)
Series C preferred stock cumulative dividend	(58,274)	(112,192)
Net loss attributable to common stockholders	$(5,839,776)	$(5,641,102)

	Six months ended June 30,
	2026	2025
Net loss	$(11,208,195)	$(15,871,040)
Series A preferred stock cumulative dividend	(69,425)	(49,863)
Series C preferred stock cumulative dividend	(282,658)	(224,384)
Net loss attributable to common stockholders	$(11,560,278)	$(16,145,287)

As of June 30, 2026, there are 375,000 Pre-funded Warrants included in the basic and diluted net loss per share calculations.

The Company excluded the following potential shares from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	June 30,
	2026	2025
Outstanding RSUs (a)	73,736	71,249
Restricted Stock	571,979	571,979
Warrants	359,500	359,500
Earnout Shares	490,000	490,000
Total	1,495,215	1,492,728

(a)	As of June 30, 2026 there were an additional 13,712 RSUs that had vested but had not been legally settled into common stock and therefore were included in the basic net loss per share.

The above table excludes any potentially anti-dilutive shares as a result of the $14 million Purchase Option and the Additional Amount Purchase Option (see Note 5). These are excluded as the number of shares issuable cannot be determined until the conditions for issuance are met and the share prices are known upon exercise.

NOTE 9. RELATED PARTY TRANSACTIONS

Transactions with Sponsor

Pursuant to the Merger Agreement, the Company incurred fees to the Sponsor for advisory services (the “Sponsor Advisory Service Fee”). The Sponsor Advisory Service Fee payable is presented on the unaudited consolidated balance sheets under the line item “Due to related party.”

As of June 30, 2026, the Sponsor owes the Company $158,819 to cover working capital expenses, which is presented on the unaudited consolidated balance sheets under the line item “Due from related party.”

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

Pre-funded Warrants

On May 15, 2026, the Company closed the sale of the Pre-funded Warrants to the Patel Family for an aggregate purchase price of approximately $3.0 million. The exercise price of each Pre-funded Warrant is $0.0001 per share, payable upon exercise. The Patel Family’s ability to exercise the Pre-funded Warrants is limited to a beneficial ownership cap of 9.99% of the Company’s then-outstanding common stock, which the Patel Family may increase to up to 19.99% upon 61 days’ prior written notice to the Company. The Company filed a resale registration statement to register the resale of the shares of common stock issuable upon exercise of the Pre-funded Warrants, and agreed to maintain the effectiveness of such registration statement until such time as the shares of common stock issuable upon exercise of the Pre-funded Warrants are no longer owned by the Patel Family or may be sold without volume or manner of sale restrictions pursuant to Rule 144 under the Securities Act.

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

NOTE 11. SUBSEQUENT EVENTS

On July 10, 2026 and July 21, 2026, the Company issued an aggregate of 2,245,000 shares of Restricted Stock under the 2024 Plan to the Company’s executive officers and other key employees and consultants, including a grant of 1,220,000 shares of Restricted Stock to Dr. Saadi. The shares of Restricted Stock granted to Dr. Saadi will vest in four equal annual installments beginning on July 10, 2033 and the shares of Restricted Stock granted to each other grantee will vest in three equal installments on the earlier of each of (i) the first anniversary of the grant date and the Issuer having aggregate revenue of $50 million since the grant date, (ii) the second anniversary of the grant date and the Issuer having aggregate revenue of $100 million since the grant date, and (ii) the third anniversary of the grant date and the Issuer having aggregate revenue of $150 million since the grant date, provided that the reporting person remains in service with the Issuer on the applicable vesting date (the “2026 RSA Vesting Period”), and provided that the shares will automatically vest in full in the event of termination due to death or disability. Pursuant to the terms of these awards, the Company’s executive officers are entitled to vote the Restricted Stock, but the shares may not be sold, assigned, transferred, pledged, hypothecated, or otherwise encumbered, subject to automatic forfeit. The grantees will automatically forfeit all unvested Restricted Stock in the event they depart the Company for any reason, unless termination of their service triggers accelerated vesting pursuant to the terms of the applicable award agreement or the 2024 Plan. The fair value per share for these awards was determined to be approximately $5.06 and $4.06 per share for grants issued on July 10, 2026 and July 21, 2026, respectively, equivalent to the closing price of the Company’s common stock on the grant date, resulting in a total grant date fair value of $11,075,000. In accordance with ASC 718, the Company will recognize compensation expense on a straight-line basis from the grant date until the completion of the 2026 RSA Vesting Period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”). This discussion and other parts of this Report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Report and our Annual Report on Form 10-K for the year ended December 31, 2025, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

References to the “Company,” “we,” “us,” and “our” in this section generally refer to Tevogen Bio Inc before the Business Combination and to Tevogen Inc. and its subsidiary collectively from and after the Business Combination, unless the context otherwise requires.

Overview

We are a healthcare company focused on addressing unmet needs across biotechnology, technology, and healthcare services. Our business includes Tevogen Bio, our biotechnology initiative focused on developing off-the-shelf cellular immunotherapies, and Tevogen.AI, our initiative leveraging artificial intelligence and advanced data analytics to advance precision medicine. We also recently established Tevogen Healthcare Services, a healthcare services initiative intended to support longer-term efforts to improve healthcare affordability, accessibility, and efficiency.

Through Tevogen Bio, we are harnessing one of nature’s most powerful immunological weapons, CD8+ CTLs, to develop off-the-shelf, precision T cell therapies for the treatment of infectious diseases, cancers, and other disorders, with the aim of addressing the significant unmet needs of large patient populations and improving the affordability and accessibility of life-saving medicines. We believe the full potential of T cell therapies remains largely untapped, and aspire to be the first biotechnology company offering commercially attractive, economically viable, and cost-effective personalized T cell therapies.

We believe our allogeneic, precision T cell technology, ExacTcell, has the potential to mainstream cell therapy with a new class of off-the-shelf T cell therapies with diverse applications across virology, oncology, and other areas. ExacTcell is a set of processes and methodologies to develop, enrich, and expand single human leukocyte antigen (HLA) restricted CTL therapies with proactively selected, precisely defined targets. We are focused on using ExacTcell to develop therapeutics that are intended to be infused in patients other than the original donor. ExacTcell is designed to maximize the immunologic specificity of our products in order to eliminate malignant and virally infected cells while allowing healthy cells to remain intact.

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

Through Tevogen.AI, we are focused on harnessing the potential of AI to transform drug development by accelerating target detection, reducing failure rates, and supporting optimized clinical trial design through proprietary predictive technologies. Our current artificial intelligence technologies are PredicTcell™, which applies machine learning to analyze and understand immunologically active peptides, and AdapTcell™, which enables in-silico experimentation to inform genetics and proteomics while building a high-resolution map of HLA specificity.

Tevogen Healthcare Services is an emerging initiative and remains at an early stage of development.

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

We continue to build our intellectual property portfolio and seek to protect our proprietary position by, among other things, filing patent applications. Our patent estate includes patents and patent applications with claims relating to our product candidates, methods of use, and methods of preparing the product candidates. To date, our U.S. intellectual property portfolio includes three U.S. patents relating to TVGN 489 for the treatment of COVID-19, nine pending U.S. patent applications, including two patent applications relating to the treatment of COVID-19, six relating to the treatment of other viruses or cancer, and one related to artificial intelligence-driven T cell target identification and receptor engagement, as well as 21 ex-U.S. patent applications, including applications in Australia, Canada, Europe, Japan, Qatar, and the United Arab Emirates, directed at viral specific T cells, methods of treating and preventing viral infections, methods for developing CD3+CD+ cells against multiple viral epitopes for the treatment of viral infections, and systems for predicting immunologically active peptides with machine learning models, which have anticipated expiration dates through December 16, 2044.

In the United States, our three issued utility patents, all of which will expire on December 9, 2040, are U.S. Patent No. 11,191,827 covering methods of treating COVID-19 infection using COVID-19 peptide specific CTLs; U.S. Patent No. 11,207,401 covering COVID-19 peptide-specific CTLs; and U.S. Patent No. 11,219,684 covering methods of manufacturing COVID-19 peptide specific CTLs. A pending utility patent application in the United States directed at viral specific T cells and methods of treating and preventing viral infections has an anticipated expiration of December 9, 2041. In addition, we own a trademark registration at the United States Patent and Trademark Office for “Tevogen Bio” (and design) and have pending trademark applications for “AdapTcell,” “ExacTcell,” “PredicTcell,” and “Tevogen AI” with the United States Patent and Trademark Office.

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

Since commencing operations in June 2020, we have devoted substantially all our efforts and financial resources to establishing corporate governance, recruiting essential staff, establishing research and development capability including securing laboratory space and equipment, conducting scientific research, securing intellectual property rights to our inventions related to our product candidates and ExacTcell, carrying out drug discovery including preclinical studies and our Phase 1 clinical trial of TVGN 489, raising capital, and pursuing the Business Combination.

To date, we have not generated any revenue. Our net loss for the three months ended June 30, 2026 and 2025 was $5.8 million and $5.5 million, respectively. Our net loss for the six months ended June 30, 2026 and 2025 was $11.2 million and $15.9 million, respectively. Net loss for the three and six months ended June 30, 2026 was primarily attributable to non-cash, stock-based compensation expense, salaries and outside services. As of June 30, 2026, we had cash of $1.1 million.

In January 2025, we received a grant of $2.0 million from KRHP, to further our development of off-the-shelf, genetically unmodified precision T cell therapeutics to treat infectious diseases and cancers. In August 2025, we received a grant of $1.0 million from KRHP to advance Tevogen.AI. KRHP is affiliated with the Patel Family. KRHP also committed to provide an additional $7.0 million of grant funding to us to be used towards our ongoing operational expenses. In addition, in June 2025, we received a capital contribution of $500,000 from Ryan Saadi, our Chairperson and Chief Executive Officer.

On July 3, 2025, we entered into the Sales Agreement with the Agent, pursuant to which we may issue and sell from time to time up to $50,000,000 of common stock through the Agent as our sales agent. Sales of our common stock through the Agent may be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act pursuant to our effective shelf registration statement on Form S-3 (File No. 333-288218) filed on June 20, 2025 with the SEC and declared effective on June 26, 2025, the base prospectus filed as part of such registration statement, and the prospectus supplement dated July 3, 2025.

On March 3, 2026, we filed a Certificate of Amendment to our Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, which was effective as of March 6, 2026 (the “Effective Date”). The common stock began trading on Nasdaq on a post-split basis at the open of business on the Effective Date.

On May 11, 2026, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the Patel Family pursuant to which we sold the Patel Family the Pre-funded Warrants for an aggregate purchase price of approximately $3.0 million in a private investment in public equity transaction (the “PIPE”). Pursuant to the terms of the Securities Purchase Agreement, the Pre-funded Warrants are exercisable at any time following issuance until exercised in full and may be exercised for cash or, subject to the terms of the Pre-funded Warrants, on a cashless basis. The exercise price of each Pre-funded Warrant is $0.0001 per share, payable upon exercise. The closing of the PIPE occurred on May 15, 2026.

Based on cash on hand as of June 30, 2026 of approximately $1.1 million, combined with the amounts available under our Loan Agreement, and the $7.0 million of additional committed grant funding from KRHP, we have concluded that we have sufficient cash to fund our operations for at least the next 12 months from the issuance date of our unaudited consolidated financial statements.

Effective July 30, 2026, we changed our name from Tevogen Bio Holdings Inc. to Tevogen Inc.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including staffing, discovery efforts, preclinical studies, and clinical development of TVGN 489, and preclinical studies of other product candidates, and include:

●	acquisition of supplies and equipment and leasing lab spaces;

●	expenses incurred to conduct the necessary preclinical studies required by the U.S. Food and Drug Administration to obtain the regulatory approval necessary to conduct TVGN 489 clinical trials;

●	salaries, benefits, and other related costs for personnel engaged in research and development functions;

●	costs of funding research performed by third parties, including pursuant to agreements with contract research organizations (“CROs”), and investigative site costs to conduct our preclinical studies and clinical trials;

●	manufacturing costs, including expenses incurred under agreements with contract manufacturing organizations (“CMOs”), including manufacturing scale-up expenses, and the cost of acquiring and manufacturing preclinical study and clinical trial materials;

●	costs of outside consultants, including their fees, stock-based compensation, and related travel expenses;

●	costs of laboratory supplies and acquiring materials for preclinical studies and clinical trials; and

●	facility-related expenses, which include direct depreciation costs of equipment and expenses for rent and maintenance of facilities and other operating costs.

Research and development activities are central to the biotechnology business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages, primarily due to the increased study sizes, which also leads generally to longer patient enrollment times in later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we increase manufacturing, shipping, and storage of clinical batches required for clinical trials, incur increased personnel costs, including stock-based compensation, conduct planned clinical trials for TVGN 489 and other clinical and preclinical activities for other product candidates, and prepare regulatory filings for any of our product candidates.

The successful development of our current or future product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of any product candidates. The success of TVGN 489 and our other product candidates will depend on several factors, including the following:

●	with respect to products other than TVGN 489, successfully completing preclinical studies;

●	successfully initiating future clinical trials;

●	successfully enrolling patients in and completing clinical trials;

●	applying for and receiving marketing approvals from applicable regulatory authorities;

●	obtaining and maintaining intellectual property protection and regulatory exclusivity for TVGN 489 and any other product candidates we are developing or may develop in the future and enforcing, defending, and protecting these rights;

●	making arrangements with third-party manufacturers, or establishing adequate commercial manufacturing capabilities;

●	establishing sales, marketing, and distribution capabilities and launching sales of our products, if and when approved, whether alone or in collaboration with others;

●	market adoption of TVGN 489 and any other product candidates, if and when approved, by patients and the medical community;

●	competing effectively with potential therapeutic alternatives in our target disease areas; and

●	adequate reimbursement by private and public payors including health technology appraisal entities in non-U.S. countries.

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

General and Administrative Expenses

General and administrative expenses primarily consist of personnel expenses, which include salaries, benefits, and stock-based long-term incentive compensation for employees. These expenses also encompass corporate facility costs such as rent, utilities, depreciation, and maintenance, as well as costs not classified under research and development expenses. Legal fees pertaining to intellectual property and corporate matters, as well as fees for accounting and consulting services, are also included in general and administrative expenses.

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

Change in Fair Value of Warrants

As the result of the Merger, we account for the warrants originally sold as part of Semper Paratus’s initial public offering (the “IPO”) in accordance with ASC 815, Derivatives and Hedging Contracts in Entity’s Own Equity (“ASC 815”) and ASC 480, Distinguishing Liabilities from Equity (“ASC 480”). The assessment considers whether the warrants are freestanding financial instruments and meet the definition of a liability pursuant to ASC 480 and meet all of the conditions for equity classification under ASC 815, including whether the warrants are indexed to our own shares of common stock, among other conditions. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter until settlement. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited consolidated statements of operations. Under these standards, our private placement warrants sold at the time of the IPO do not meet the criteria for equity classification and must be recorded as liabilities while the public warrants sold in connection with the IPO do meet the criteria for equity classification and must be recorded as equity.

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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025
Operating expenses:
Research and development	$3,282,557	$2,699,991
General and administrative	2,379,819	2,744,545
Total operating expenses	5,662,376	5,444,536
Loss from operations	(5,662,376)	(5,444,536)
Interest expense, net	(98,387)	(38,033)
Change in fair value of warrants	(1,177)	(21,410)
Net loss	$(5,761,940)	$(5,503,979)

Research and Development Expenses

We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025
Personnel costs	$619,677	$525,108
Stock-based compensation	2,136,272	1,720,666
Other clinical and preclinical development expenses	305,692	208,727
Facilities and other expenses	220,916	245,490
Total research and development expenses	$3,282,557	$2,699,991

Research and development expenses for the three months ended June 30, 2026 were $3.3 million, compared to $2.7 million for the three months ended June 30, 2025. The increase was primarily attributable to an increase in non-cash stock-based compensation expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	2025
Personnel costs	$482,063	$330,763
Stock-based compensation	1,152,352	1,518,667
Legal and professional fees	626,822	824,536
Facilities and other expenses	118,582	70,579
Total general and administrative expenses	$2,379,819	$2,744,545

General and administrative expenses for the three months ended June 30, 2026 were $2.4 million compared to $2.7 million for the three months ended June 30, 2025. The decrease was primarily attributable to lower legal and professional fees and non-cash stock-based compensation expense, partially offset by higher personnel costs.

Interest Expense, Net

We recognized $98,387 in interest expense for the three months ended June 30, 2026 compared to $38,033 for the three months ended June 30, 2025. The increase was attributable primarily to the outstanding balance on the Facility.

Change in Fair Value of Warrants

We recognized a loss on change in fair value of derivative warrant liabilities of $1,177 during the three months ended June 30, 2026 and a loss of $21,410 during the three months ended June 30, 2025. The change in value during these periods was largely attributable to the changes in the price of underlying common stock and risk-free rates and decreases to the time until expiration of the warrants.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025
Operating expenses:
Research and development	$6,417,367	$5,895,059
General and administrative	4,645,929	9,905,824
Total operating expenses	11,063,296	15,800,883
Loss from operations	(11,063,296)	(15,800,883)
Interest expense, net	(169,553)	(62,604)
Change in fair value of warrants	24,654	(7,553)
Net loss	$(11,208,195)	$(15,871,040)

Research and Development Expenses

We do not track our internal research and development costs on a program-by-program basis. The following table summarizes our research and development expenses for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025
Personnel costs	$1,286,077	$1,284,504
Stock-based compensation	4,021,590	3,547,013
Other clinical and preclinical development expenses	674,416	573,378
Facilities and other expenses	435,284	490,164
Total research and development expenses	$6,417,367	$5,895,059

Research and development expenses for the six months ended June 30, 2026 were $6.4 million, compared to $5.9 million for the six months ended June 30, 2025. The increase was primarily attributable to higher non-cash stock-based compensation expense.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025
Personnel costs	$939,435	$891,675
Stock-based compensation	2,116,626	6,985,020
Legal and professional fees	1,370,241	1,851,787
Facilities and other expenses	219,627	177,342
Total general and administrative expenses	$4,645,929	$9,905,824

General and administrative expenses for the six months ended June 30, 2026 were $4.6 million compared to $9.9 million for the six months ended June 30, 2025. The decrease was primarily attributable to lower legal and professional fees and non-cash stock-based compensation expense.

Interest Expense, Net

We recognized $169,553 in interest expense for the six months ended June 30, 2026 compared to $62,604 for the six months ended June 30, 2025. The increase was attributable primarily to the outstanding balance on the Facility.

Change in Fair Value of Warrants

We recognized a gain on change in fair value of derivative warrant liabilities of $24,654 during the six months ended June 30, 2026 and a loss of $7,553 during the six months ended June 30, 2025. The change in value during these periods was largely attributable to the changes in the price of underlying common stock and risk-free rates and decreases to the time until expiration of the warrants.

Non-GAAP Presentation of Loss from Operations

Since inception, we have incurred substantial operating losses, primarily driven by non-cash stock-based compensation expense, which does not directly impact our cash position or operating liquidity. Other significant contributors to our operating losses have included legal and professional fees, clinical and preclinical development expenses, other personnel expenses, and facilities expenses.

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

A reconciliation of loss from operations to adjusted loss from operations is set forth below.

	Three months ended June 30,
	2026	2025
Loss from operations	$(5,662,376)	$(5,444,536)
Adjustment: Stock-based compensation	3,288,624	3,239,333
Adjusted loss from operations	$(2,373,752)	$(2,205,203)

	Six months ended June 30,
	2026	2025
Loss from operations	$(11,063,296)	$(15,800,883)
Adjustment: Stock-based compensation	6,138,216	10,532,034
Adjusted loss from operations	$(4,925,080)	$(5,268,849)

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2026 we had $1.1 million in cash, as compared to $0.6 million in cash as of December 31, 2025. To date, we have not yet commercialized any products or generated any revenue from product sales and have financed our operations primarily with proceeds from the sale of convertible promissory notes and preferred stock, funds drawn on the Loan Agreement, grant funding, and proceeds from sales of common stock under the Sales Agreement. Since January 2021, we have raised aggregate gross proceeds of $24.0 million from the sale of convertible promissory notes, $2.0 million from the sale of our Series A Preferred Stock, $3.0 million from deposits related to the future sale of our Series A-1 Preferred Stock, and $6.0 million from the sale of our Series C Preferred Stock. In June 2024, we entered into the Loan Agreement, which provided up to $36.0 million of term loans that can be drawn in $1.0 million increments each month over thirty-six months, as described below. As of June 30, 2026, we had drawn $6.4 million, with a remaining $11.0 million available for future financing. In January and August 2025, we received a grant of $2.0 million and $1.0 million, respectively, and have a remaining commitment of a grant of $7.0 million from KRHP. In June 2025, we received a capital contribution of $0.5 million from Dr. Ryan Saadi, our Chairperson and Chief Executive Officer. In addition, in May 2026, we raised gross proceeds of $3.0 million from the sale of pre-funded warrants to purchase shares of common stock, as described below.

On July 3, 2025, we entered into the Sales Agreement, pursuant to which we may issue and sell from time to time up to $50,000,000 of shares of common stock through the Agent as our sales agent. Sales of our common stock through the Agent, if any, will be made by any method that is deemed to be an “at-the-market” equity offering as defined in Rule 415 promulgated under the Securities Act pursuant to our effective shelf registration statement on Form S-3 filed on June 20, 2025, and the prospectus supplement dated July 3, 2025. Each time we wish to issue and sell common stock under the Sales Agreement, we will provide a placement notice to the Agent containing the parameters in accordance with which shares are to be sold, including, but not limited to, the number of shares of common stock to be issued, the time period during which sales are requested to be made, any limitation on the number of shares of common stock that may be sold in any one trading day, and any minimum price below which sales may not be made. The Agent will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the common stock from time to time, based upon our instructions, including any price, time or size limits we may impose pursuant to and subject to the terms and conditions of the Sales Agreement. We are not obligated to make any sales of common stock under the Sales Agreement and may terminate the Sales Agreement at any time upon written notice. We will pay the Agent a commission on the gross proceeds.

As of August 10, 2026, we have sold an aggregate of approximately 319,000 shares of common stock under the Sales Agreement at a weighted average price per share of $19.96 on a post-Reverse Stock Split basis, resulting in gross proceeds of approximately $6.4 million. After deducting total expenses of approximately $176,000, including commission to the Agent of approximately $160,000, net proceeds to us were approximately $6.2 million.

On May 11, 2026, we entered into the Securities Purchase Agreement with the Patel Family pursuant to which we sold the Patel Family the Pre-funded Warrants, which are exercisable for 375,000 shares of our common stock for an aggregate purchase price of approximately $3.0 million in the PIPE. Pursuant to the terms of the Securities Purchase Agreement, the Pre-funded Warrants are exercisable at any time following issuance until exercised in full and may be exercised for cash or, subject to the terms of the Pre-funded Warrants, on a cashless basis. The exercise price of each Pre-funded Warrant is $0.0001 per share, payable upon exercise. The closing of the PIPE occurred on May 15, 2026.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	2025
Cash provided by (used in)
Operating activities	$(5,739,172)	$(6,497,766)
Investing activities	-	-
Financing activities	6,268,955	5,900,000
Net change in cash	$529,783	$(597,766)

Cash Flows from Operating Activities

During the six months ended June 30, 2026, we used $5.7 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $11.2 million offset by non-cash stock-based compensation expense, depreciation expense, and the net change in our operating assets and liabilities attributable to the timing of our payments to our vendors for research and development activities.

During the six months ended June 30, 2025, we used $6.5 million of net cash in operating activities. Cash used in operating activities reflected our net loss of $15.9 million offset by $9.3 million in non-cash stock-based compensation expense, depreciation expense, and the net change in our operating assets and liabilities attributable to the timing of our payments to our vendors for research and development activities.

Cash Flows from Investing Activities

During the six months ended June 30, 2026 and 2025, we did not have any cash flows from investing activities.

Cash Flows from Financing Activities

During the six months ended June 30, 2026, we received $6.3 million of net cash from financing activities attributable to $3.0 million in proceeds from pre-funded warrants, net of offering costs, $2.0 million in draws on the Loan Agreement and $1.3 million in proceeds pursuant to the Sales Agreement, net of offering costs.

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

On June 6, 2024, we entered into the Loan Agreement, pursuant to which the Patel Family agreed to provide to us up to an initial amount of $36.0 million under the Facility. The Patel Family is also the investor in our Series A, Series A-1, and Series C Preferred Stock. The Facility permits us to borrow up to $1.0 million monthly in a single monthly draw over a period of up to three years. Draws accrue interest at a fixed annual rate of the lower of (i) the daily secured overnight financing rate, measured on the date we receive the draw (the “Deposit Date”), plus 2.00% and (ii) 7.00%, accruing quarterly beginning on the Deposit Date and payable quarterly beginning on the three-month anniversary of the Deposit Date. Interest will be payable in shares of common stock with an effective purchase price of $75.00 per share, and each draw will mature 48 months after the Deposit Date. Prepayment will be permitted without penalty. We may repay or prepay any amount of outstanding principal balance under the Facility at our election in cash or in shares of common stock with an effective purchase price of the greater of $75.00 per share and the Trailing VWAP as of the trading day prior to payment, subject to certain requirements related to resale registration. There is no assurance as to the amount of proceeds we will ultimately receive under the Loan Agreement. As of June 30, 2026, we had drawn $6.4 million with a remaining $11.0 million available for future draws.

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

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success.

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance our preclinical studies and clinical trials. In addition, if we obtain marketing approval for TVGN 489 in any indication or for any other product candidate we are developing or develop in the future, we expect to incur commercialization expenses related to product manufacturing, sales, marketing, and distribution. Furthermore, we expect to continue to incur increased costs associated with operating as a public company. Accordingly, we will need additional funding to fully implement our business plans.

Our future capital requirements will depend on many factors, including:

●	the progress, costs, and results of our planned clinical trials of TVGN 489 and other planned and future clinical trials;

●	the scope, progress, costs, and results of our preclinical testing and clinical trials of TVGN 489 for additional combinations, targets, and indications;

●	the number of and development requirements for additional indications for TVGN 489 or for any other product candidates;

●	our ability to scale up our manufacturing processes and capabilities to support clinical trials of TVGN 489 and other product candidates we are developing and may develop in the future;

●	the costs, timing, and outcome of regulatory review of TVGN 489 and other product candidates we are developing and may develop in the future;

●	potential changes in the regulatory environment and enforcement rules;

●	our ability to establish and maintain strategic collaboration, licensing, or other arrangements and the financial terms of such arrangements;

●	the costs and timing of future commercialization activities, including product manufacturing, sales, marketing, and distribution, for TVGN 489 and other product candidates we are developing and may develop in the future for which we may receive marketing approval;

●	our ability to obtain and maintain acceptance of any approved products by patients, the medical community, and third-party payors;

●	the amount and timing of revenue, if any, received from commercial sales of TVGN 489 and any other product candidates we are developing or develop in the future for which we receive marketing approval;

●	potential changes in pharmaceutical pricing and reimbursement infrastructure;

●	the availability of raw materials for use in production of our product candidates; and

●	the costs and timing of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending any intellectual property-related claims.

As of June 30, 2026, we had cash of approximately $1.1 million. We believe that our cash balance, the $11.0 million available under the Loan Agreement, and the remaining commitment for a $7.0 million grant from KRHP will allow us to have adequate cash and financial resources to operate for at least the next 12 months from the date of issuance of our unaudited consolidated financial statements included in this Report. We do not plan to initiate a clinical trial until additional funding is received.

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

Contractual Obligations and Commitments

We have material cash requirements arising from our contractual obligations, primarily consisting of operating lease commitments and debt obligations under notes payable and our Loan Agreement.

As of June 30, 2026, our short-term cash requirements (due within the next 12 months) totaled approximately $2.1 million, consisting of:

●	approximately $1.7 million related to notes payable,

●	approximately $0.3 million of operating lease commitments, and

●	approximately $0.1 million of interest due on draws under our Loan Agreement.

Our long-term cash requirements (due beyond 12 months) totaled approximately $7.5 million, consisting of:

●	approximately $6.4 million related to the Loan Agreement, and

●	approximately $1.1 million of operating lease commitments.

We expect to fund these cash requirements through a combination of cash generated from operations and available financing arrangements. We continually evaluate our liquidity position and may seek to refinance or restructure certain obligations as they come due.

The commitment amounts above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum, or variable price provisions, and the approximate timing of the actions under the contracts. Our contracts with CROs, CMOs, and other third parties for the manufacture of our product candidates and to support preclinical research studies and clinical testing are generally cancelable by us upon prior notice and do not contain any minimum purchase commitments. Payments due upon cancellation consisting only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation are not included in the table above as the amount and timing of such payments are not known.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our unaudited consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the unaudited consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our unaudited consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, the fair value of our common stock, the fair value of our convertible promissory notes, and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, including those factors set out in the “Risk Factors” section and elsewhere of our Annual Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report due to the material weakness in our internal control over financial reporting as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 1A. Risk Factors.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks set forth in the “Risk Factors” section of our Annual Report, other information set forth in this Report, and the additional information in the other reports we file with the SEC. If any of the risks contained in those reports occur, our business, results of operations, financial condition, and liquidity could be harmed, the value of our securities could decline, and you could lose all or part of your investment. Except as described below, there have been no material changes in the risk factors set forth in the “Risk Factors” section of our Annual Report.

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

On April 16, 2026, we received a letter from Nasdaq’s Listing Qualifications Staff (the “Staff”) notifying us that we no longer meet Nasdaq’s $50 million minimum market value for listed securities requirement pursuant to Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Requirement”) for continued listing on the Nasdaq Global Market based on Nasdaq’s review of the market value of the Company’s listed securities for the previous 30 consecutive business days. In addition, on April 17, 2026, we received a letter from the Staff notifying us that we no longer meet Nasdaq’s $15 million minimum market value of publicly held shares requirement under Nasdaq Listing Rules 5450(b)(2)(C) and (3)(C) (the “MVPHS Requirement”, and together with the MVLS Requirement, the “Requirements”) based on Nasdaq’s review of the market value of the Company’s publicly held shares for the previous 30 consecutive business days. The notifications have no immediate effect on the Company’s listing or trading on the Nasdaq Global Market.

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

We intend to actively monitor the market value of our listed securities and publicly held shares. We may evaluate and consider available options for regaining compliance with the Requirements, as well as applying for a transfer to The Nasdaq Capital Market. However, there can be no assurance that we will take any specific action or be able to regain compliance with either Requirement or otherwise maintain compliance with Nasdaq listing rules.

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

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

INDEX TO EXHIBITS

Exhibit	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 14, 2024 (File No. 001-41002))
3.2	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 4, 2026 (File No. 001-41002)).
3.3	Certificate of Amendment to the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 30, 2026 (File No. 001-41002))
3.4	Certificate of Designation of Series A Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 21, 2024 (File No. 001-41002))
3.5	Certificate of Designation of Series A-1 Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on April 2, 2024 (File No. 001-41002))
3.6	Certificate of Designation of Series C Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 23, 2024 (File No. 001-41002))
3.7	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on July 30, 2026 (File No. 001-41002))
4.1	Pre-Funded Common Stock Purchase Warrant issued May 14, 2026 (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the SEC on May 15, 2026 (File No. 001-41002))
10.1	Securities Purchase Agreement, dated May 11, 2026, between the Company and The Patel Family, LLP (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on May 15, 2026 (File No. 001-41002))
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
EX-101.SCH*	Inline XBRL Taxonomy Extension Schema Document
EX-101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
EX-101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
EX-101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
EX-101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104.1*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Ryan Saadi	August 14, 2026	Chief Executive Officer and Chairperson of the Board of Directors
Ryan Saadi		(Principal Executive Officer)

/s/ Kirti Desai	August 14, 2026	Chief Financial Officer
Kirti Desai		(Principal Financial Officer and Principal Accounting Officer)

